Form 10-Q
period 1994-03-31
WACKENHUT CORP
filed 1994-05-16
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 3, 1994

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from________ to _______

                        Commission file number     0-2514
                                                   ------

                            The Wackenhut Corporation
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                            59-0857245
- - --------------------------------------------------------------------------------
 (State of incorporation or organization)  (I.R.S. Employer Identification No.)

   1500 San Remo Avenue, Coral Gables, FL            33146
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)         (Zip code)

       Registrant's telephone number, including area code   (305) 666-5656
                                                            --------------

- - --------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

At April 3, 1994, 3,858,885 shares of Series A and 3,864,287 shares of Series B of the registrant's Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended April 3, 1994 are not necessarily indicative of the results for the entire fiscal year ending January 1, 1995.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                         APRIL 3, 1994 AND APRIL 4, 1993
                      (In thousands except per share data)
                                   (UNAUDITED)

                                                        1994           1993
                                                     ------------------------
REVENUES                                             $ 174,537       $162,112
                                                     ------------------------
OPERATING EXPENSES:
Payroll and related taxes                              128,298        119,681
Other operating expenses                                43,036         39,350
                                                     ------------------------
                                                       171,334        159,031
                                                     ------------------------
OPERATING INCOME                                         3,203          3,081
                                                     ------------------------
OTHER INCOME (EXPENSE):
Interest expense                                          (895)        (1,033)
Interest and investment income                             426            711
Equity income of foreign affiliates                        246            219
                                                     ------------------------
                                                          (223)          (103)
                                                     ------------------------
INCOME BEFORE INCOME TAXES                               2,980          2,978

Provision for income taxes                               1,043          1,056

Minority interest, net of income taxes                     117             63
                                                     ------------------------

NET INCOME                                           $   1,820   $      1,859
                                                     ------------------------
                                                     ------------------------

EARNINGS PER SHARE:                                  $    0.24   $       0.24
                                                     ------------------------
                                                     ------------------------


                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        APRIL 3, 1994 AND JANUARY 2, 1994
                        (In thousands except share data)
                                   (UNAUDITED)

                                                             1994        1993
                                                        -----------------------
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $    11,598    $  7,821
Accounts receivable, less allowance for
  doubtful accounts of $976 in 1994 and $687 in 1993         88,902      94,937
Inventories, net                                              6,658       6,243
Other                                                        15,339      14,760
                                                        -----------------------
                                                            122,497     123,761
                                                        -----------------------
NOTES RECEIVABLE                                              2,013       2,085
                                                        -----------------------

MARKETABLE SECURITIES AND -- CERTIFICATES OF DEPOSIT
   of casualty reinsurance subsidiary                        23,500      24,843
                                                        -----------------------
PROPERTY AND EQUIPMENT, at cost                              51,372      51,497
   Accumulated depreciation                                 (13,383)    (13,374)
                                                        -----------------------
                                                             37,989      38,123
                                                        -----------------------

DEFERRED TAX ASSET, NET                                       6,782       6,374
                                                        -----------------------

OTHER ASSETS:
Investment in and advances to foreign affiliates,
 at cost, including equity in undistributed earnings
 of $2,044 in 1994 and $2,370 in 1993                         5,457       5,742
                                                        -----------------------
Other                                                        13,009      10,369
                                                        -----------------------
                                                             18,466      16,111
                                                        -----------------------
                                                           $211,247    $211,297
                                                        -----------------------
                                                        -----------------------


                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        APRIL 3, 1994 AND JANUARY 2, 1994
                        (In thousands except share data)
                                   (UNAUDITED)

                                                              1994        1993
                                                         ----------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                        $    5,683    $ 10,456
Accounts payable                                             14,566      16,711
Accrued payroll and related taxes                            25,612      22,444
Accrued expenses                                             22,083      22,124
Deferred tax liability, net                                     521         -
                                                         ----------------------
                                                             68,465      71,735
                                                         ----------------------
RESERVES FOR LOSSES of casualty reinsurance
 subsidiary                                                  34,394      33,500
                                                         ----------------------
LONG-TERM DEBT                                               59,283      57,484
                                                         ----------------------

MINORITY INTEREST                                             1,333       1,216
                                                         ----------------------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                   -           -
Common stock, $.10 par value, 20,000,000
 shares authorized;
Series A common stock, 3,858,885 issued                         386         386
Series B common stock, 3,864,287 issued                         386         386
Additional paid-in capital                                   26,234      26,234
Retained earnings                                            24,393      23,268
Cumulative translation adjustment                            (3,301)     (3,058)
Unrealized gain (loss) on marketable securities                (326)        146
                                                         ----------------------
                                                             47,772      47,362
                                                         ----------------------

                                                           $211,247    $211,297
                                                         ----------------------
                                                         ----------------------


                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1994 AND APRIL 4, 1993
                                 (In thousands)
                                   (UNAUDITED)

                                                              1994        1993
                                                            -------------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net Income                                                  $ 1,820     $ 1,859
Adjustments -
  Depreciation expense                                        1,076       1,110
  Amortization of uniforms                                    1,053         775
  Amortization of deferred charges                              221         320
  Provision for bad debts                                       232        (193)
  Equity income, net of dividends                              (242)       (207)
  Minority interests in net earnings                            117          63
  Other                                                        (243)       (302)
Changes in assets and liabilities, net of effects of
 purchase of controlling interest in foreign
 subsidiaries and divestitures:
Decrease (increase) in assets:
    Accounts receivable                                       5,884       2,885
    Inventories                                              (1,424)     (1,516)
    Other current assets                                       (288)        633
    Marketable securities and certificates of deposit           871         814
    Other assets                                               (350)       (785)
    Deferred tax asset                                         (408)       (412)
(Decrease) increase in liabilities:
    Accounts payable and accrued expenses                    (4,522)     (3,350)
    Accrued payroll and related taxes                         3,168       3,543
    Deferred tax liability - current                            521          55
    Reserve for losses of casualty - reinsurance subsidiary     894         152
                                                            -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     8,380       5,444
                                                            -------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Payments on notes receivable                                   72         -
  Payment for acquisitions, net of working capital acquired    (931)        -
  Investment in and advances to foreign affiliates              507        (300)
  Capital expenditures                                         (518)     (1,072)
  Deferred charge expenditures                                  (65)        -
                                                            -------------------
NET CASH USED IN INVESTING ACTIVITIES                          (935)     (1,372)
                                                            -------------------


                                   (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1994 AND APRIL 4, 1993
                                 (In thousands)
                                   (UNAUDITED)

                                                                1994      1993
                                                             ------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of debt                               30,659    31,552
  Payments on debt                                            (33,633)  (32,583)
  Dividends paid                                                 (694)     (694)
                                                             ------------------
NET CASH USED IN FINANCING ACTIVITIES                          (3,668)   (1,725)
                                                             ------------------

NET INCREASE - IN CASH AND CASH EQUIVALENTS                     3,777     2,347
Cash and Equivalents, at beginning of year                      7,821     4,899
                                                             ------------------
CASH AND EQUIVALENTS, AT END OF YEAR                         $ 11,598   $ 7,246
                                                             ------------------
                                                             ------------------

SUPPLEMENTAL DISCLOSURES

CASH PAID DURING THE YEAR FOR:
Interest                                                        $ 927   $ 1,008
Income taxes                                                    $  70   $    59


                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1994. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.


2.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                 APRIL 3,  January 2,
                                                                   1994       1994
                                                                 --------------------
Senior note payable - 10.2%                                      $ 12,500  $ 25,000
Revolving loan - 4.5% in April 1994 and 4.2% in January 1994       33,850    26,150
First mortgage note on headquarters building -
  4.6% in April 1994 and 4.3% in January 1994                      16,607    16,790
Revolving line of credit - Wackenhut Corrections Corporation
Australia, Pty., Ltd.                                               2,009        -
                                                                 ------------------
                                                                   64,966    67,940
Less - Current portion of long-term debt                           (5,683)  (10,456)
                                                                 ------------------
                                                                 $ 59,283  $ 57,484
                                                                 ------------------
                                                                 ------------------

THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Item 7, Part II of the Corporation's Annual Report on
Form 10-K for the fiscal year ended January 2, 1994 for discussion and analysis of information pertaining to the Corporation's financial condition.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.

Consolidated revenues - increased $12,425,000 (7.7%) in the first quarter of
1994 compared to the same quarter in 1993.   This increase is principally
attributed to the Security Services Division which reported an increase in revenues of $11,048,000. The addition of various major national and state contracts acquired during the later part of 1993 contributed to the increase in revenues of the Security Services Division.

During the first quarter of 1994, Wackenhut Corrections Corporation increased its equity in Australasian Correctional Management, Pty., Ltd. (ACM) to 100%. ACM, previously a 50% joint venture, manages and operates two correctional facilities in Australia. During the first quarter of 1994, ACM contributed approximately $5,000,000 to the increase in revenues. The increase in revenues of Wackenhut Corrections more than offset the reduction in revenues within other areas of the Government Services Group, primarily from the reduction in Department of Energy (DOE) business since the second half of 1993. This decrease in DOE revenues has not affected award fees.

Payroll and related taxes increased $8,617,000 (7.2%) compared to 1993 as a result of the growth in business from the new security contracts and the consolidation of ACM. Other operating expenses increased $3,686,000 (9.4%) compared to the same period last year.

Operating income increased $122,000 (4.0%) during the first quarter of 1994 compared to the same period last year. A significant portion of the increase in operating income can be attributed to new national and state contracts of the Security Services Division and to the consolidation of ACM, the Australian subsidiary of Wackenhut Corrections Corporation. In addition, the sale of the monitoring business late in 1993, discontinuance of the operations of Wackenhut Applied Technology Center, Inc. and scaling down the Investigative Division contributed $588,000 to the improvement in operating income for the first quarter quarter of 1994 compared to the first quarter of 1993. These increases were partially offset by a decrease in profit margins in the traditional guard business and the loss of a major contract in South America. Although profit margins in the traditional guard business were lower in the first quarter of 1994 than in the same period in 1993, they have continued their modest but stable increase since the second half of 1993.

THE WACKENHUT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Interest and investment income decreased $285,000 during the first quarter of 1994 compared to the same period in 1993 principally due to a decrease in realized marketable security gains. Minority interest increased $54,000, net of applicable taxes, during the same period in 1994 compared to 1993 due to a general - increase in profits from existing subsidiaries and the initial consolidation of new subsidiaries, principally in Russia.

Net income was $1,820,000 in the first quarter of 1994, compared to $1,859,000 in the same period in 1993. The combined Federal and state effective income tax rates of 35.0% and 35.5% for the first quarters of 1994 and 1993 respectively, included reductions in the statutory corporate tax rate attributable to targeted job credits, tax exempt interest and capital loss carryforwards.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the Corporation's business results in claims or litigation alleging that the Corporation is liable for damages arising from the conduct of its employees or others.

During the first quarter of 1994, the company settled the PALLAZOLA case referred to in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 and dropped its appeal. The Corporation's insurance carriers contributed on a loan basis to provide funds for that settlement. These carriers dispute their obligation to bear the cost of such settlement, but it is the opinion of management, after consultation with outside counsel, that it is more likely than not that the cost will eventually be found to be the responsibility of the liability insurers of the Corporation. While there can be no absolute assurance that the reserves provided by the Corporation would be sufficient to cover any shortfall, management believes it has provided adequate reserves for its potential exposure in this matter.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on April 29, 1994 in Coral Gables, Florida. All directors nominated for election were elected in an uncontested election. A tabulation of the results is as follows:


Name                          Votes for   Votes Withheld
- - ----                          ---------   --------------
Richard G. Capen, Jr.         3,344,081      136,032
Norman A. Carlson             3,344,576      135,537
Anne Newman Foreman           3,344,244      135,869
Edward L. Hennessy, Jr.       3,344,579      135,534
Paul X. Kelley                3,344,544      135,569
Robert Q. Marston             3,344,556      135,557
Jorge L. Mas Canosa           3,344,591      135,522
Nancy Clark Reynolds          3,344,591      135,522
Thomas P. Stafford            3,344,544      135,569
George R. Wackenhut           3,343,880      136,233
Richard R. Wackenhut          3,344,349      135,764

The other matter voted upon at the Annual Meeting was the ratification of the action of the Board of Directors in appointing the firm of Arthur Andersen & Co. to be the independent certified public accountants of the Corporation for the fiscal year 1994, and to perform such other services as may be requested.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 1- Amendment to Note Agreement between The Wackenhut Corporation and The Principal Mutual Life Insurance Company ("Principal Mutual") dated March 4, 1994.

EXHIBIT 2- Amendment to Note Agreement between The Wackenhut Corporation and NationsBank of Florida dated March 1, 1994.

The Corporation did not file a Form 8-K during the first quarter of 1994.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       THE WACKENHUT CORPORATION


DATE:          May 13, 1994            /s/ Richard C. DeCook
                                       _________________________________________
                                       Richard C. DeCook, Senior Vice President-
                                       Finance and Chief Financial Officer



DATE:          May 13, 1994            /s/ Juan D. Miyar
                                       _________________________________________
                                        Juan D. Miyar, Vice President-Accounting
                                       Services and Corporate Controller

                                    EXHIBIT 1


March 4, 1994


Via Telecopier and Federal Express


The Wackenhut Corporation
1500 San Remo Avenue
Coral Gables, FL  33146-3036
Attn:  Richard DeCook
       Chief Financial Officer

Dear Mr. DeCook:

Reference is made to the Note Agreement, dated as of September 30, 1990 (as amended from time to time, referred to herein as the "Note Agreement"), by and between The Wackenhut Corporation (the "Company"), Massachusetts Mutual Life Insurance Company ("Massachusetts Mutual") and Principal Mutual Life Insurance Company ("Principal Mutual" and, together with Massachusetts Mutual, the "Noteholders"). Pursuant to the Note Agreement, the Company issued, and Noteholders purchased senior promissory notes of the Company (collectively, the "Notes") in the aggregate principal amount of $25,000,000.00 due September 30, 2000. With the Company having prepaid all of such Notes as were previously held by Massachusetts Mutual, Principal Mutual is now the only holder of any of the Notes. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Note Agreement.

By their execution hereof as provided below, the Company and Principal Mutual agree and consent to the following amendments and waiver, but only as to the extent expressly provided herein, and subject to the terms and conditions set forth below.

     1. FIXED CHARGE COVERAGE RATIO. Section 5.10 shall be amended in its entirety to read as follows:

     5.10 FIXED CHARGE COVERAGE RATIOS. (a) The Company will at all times keep and maintain the ratio of Net Income Available for fixed Charges, determined as of the last day of each fiscal quarter for the immediately preceding Four-Quarter Period, to Fixed Charges for such Four-Quarter Period, at not less than 1.75:1.00.

          (b) During each of the first, second and third quarters of the fiscal year immediately following the fiscal year ended January 2, 1994, the Company will at all times keep and maintain the ratio of Net Income Available for Fixed Charges, determined as of the last day of each such fiscal quarter for such quarter, to Fixed Charges for such quarter, at not less than 2.00:1.00.

     2. DEFINITION OF "NET INCOME AVAILABLE FOR FIXED CHARGES". The definition of "NET INCOME AVAILABLE FOR FIXED CHARGES" in Section 8.1 of the Note Agreement shall be amended in its entirety to read as follows:


     "NET INCOME AVAILABLE FOR FIXED CHARGES" for any period shall mean the sum of (i) Consolidated Net Income during such period plus (to the extent deducted in determining Consolidated Net Income), (ii) all provisions for any Federal, state or other income taxes made by the Company and its Restricted Subsidiaries during such period and (iii) Fixed Charges of the Company and its Restricted Subsidiaries during such period; provided, however, that solely for the purposes of computing Net Income Available for Fixed Charges for any Four-Quarter Period which includes the fourth quarter of the fiscal year ended January 2, 1994, the amount of $4,074,000 shall be added to said sum in determining whether the Company is in compliance with
     Section 5.10(a).

     3. LIMITED WAIVER. Principal Mutual hereby waives compliance by the Company with the requirements of Section 5.10 of the Note Agreement for the fiscal quarter ended January 2, 1994 to the extent, and only to the extent, that such requirements existed prior to the effectiveness of the amendments made by this letter agreement.

     4. CONDITIONS PRECEDENT. The waiver and amendments made and granted by Principal Mutual herein are expressly subject to and shall be effective only upon the satisfaction of the following conditions:

          4.1 The Company and Principal Mutual shall have executed this letter agreement.

          4.2 As of the date of execution hereof by the Company, no Default or Event of Default under the Note Agreement (except for any Default or Event of Default which has been either waived by Principal Mutual or the subject of a previous amendment to the Note Agreement) shall exist or be continuing, after giving effect to the amendments set forth herein.

          4.3  The representation and warranties of the Company referred to in
Section 3.1 of the Note Agreement, shall be true and complete in all material respects, as if made on and as of the date hereof (except as to those representations and warranties which are made as of a specific date, which shall be true and complete in all material respects as of such specific date).

          4.4 The representations of the Company referred to in Section 4 hereof shall be true and complete in all material respects.


     5. REPRESENTATIONS OF THE COMPANY. The Company, by its execution and delivery of this letter agreement, hereby represents and warrants to Principal Mutual as follows:

          5.1 As of the date of this letter agreement, no Default or Event of Default under the Note Agreement, or under any other agreement to which the Company is subject, exists or is continuing, after giving effect to the amendments set forth herein.

          5.2  The representations and warranties of the Company referred to in
Section 3.1 of the Note Agreement (as modified by letter agreement dated July 21, 1993) are true and correct and complete in all material respects as if made on the date hereof, except as to those representations and warranties made as of a specific date, which are true and correct and materially complete as of such date.

          5.3 No dissolution proceedings with respect to the Company have been commenced or are contemplated, and there had been no material adverse change in the business, conditions or operations (financial or otherwise) of the Company and its Restricted Subsidiaries, taken as a whole since September 30, 1990, except as previously disclosed to Principal Mutual.

          5.4 This Agreement has been duly authorized, executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company.

     6.   MISCELLANEOUS

          6.1 It is expressly understood and agreed that the amendments contained herein shall not constitute either (a) a modification, alteration or amendment of the terms, conditions, and covenants of the Note Agreement or the Notes, both of which shall remain unchanged and in full force and effect, except as otherwise specifically set forth herein, or (b) a waiver, release or limitation upon the exercise by Principal Mutual of any of the rights, legal or equitable, hereunder except as to matters as to which Principal Mutual herein expressly consents or waives compliance and only for the relevant time period set forth herein. Nothing herein is intended or shall be construed to release or relieve the Company in any way or to any extent from any of the obligations, covenants or agreements imposed upon the Company by the Note Agreement or the Notes or otherwise, or from the consequences of any default thereunder, except as to matters as to which the undersigned expressly agree herein.

          6.2 The Note Agreement, as amended hereby, and the Notes are in all respects ratified and confirmed, and all the terms, conditions and provisions thereof shall be and remain in full force and effect.

          6.3 The execution of this letter agreement by Principal Mutual shall not in any way constitute, or be construed as, a waiver of any provision of, or of any Default or Event of Default under, the Note Agreement except as expressly provided herein, nor shall it constitute an agreement or obligation of Principal Mutual to give its consent to any future waiver, consent or amendment of the Note Agreement or to any future transaction which would, absent consent of Principal Mutual, constitute a Default or Event of Default under the Note Agreement.

          6.4 This letter agreement may be executed in as many counterparts as may be deemed necessary or convenient and by the different parties hereto on separate counterparts (provided that the Company will execute each counterpart), and each of which, when so executed, shall be deemed to be an original, but all such counterparts shall constitute but one and the same agreement.

          6.5 This letter agreement shall be deemed effective as of the date hereof, provided that the provisions and the conditions precedent set forth in
Section 4 hereof have been completely satisfied.

          6.6 From and after the effective date hereof, each reference in the Note Agreement to "this Agreement", "hereof", or "hereunder" or words of like import, and all references to the Note Agreement in any and all agreements, instruments, documents, notes, certificates and other writings of every kind and nature shall be deemed to mean the Note Agreement, as modified and amended by this letter agreement.

          6.7 This letter agreement (a) shall be binding on the parties hereto and their respective successors and assigns and shall insure to the benefit of the parties hereto and their respective successors and assigns, (b) constitutes the entire agreement among the parties hereto with respect to the matters addressed herein, and (c) shall be governed by and construed and enforced in accordance with the laws of the State of Florida.

The Wackenhut Corporation


By Richard C. DeCook
   -----------------
     Its Senior Vice President - C.F.O.
         ------------------------------

Principal Mutual Life Insurance Company

By John D. Cleavenger
   ------------------
     Its Counsel
         -------

By Joseph P. McLaughlin
   --------------------
     Its Counsel
         -------