Form 10-Q
period 1994-07-03
WACKENHUT CORP
filed 1994-08-15
CIK 104030

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             _____________________

                                  FORM 10-Q


           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended July 3, 1994

                                      OR

          [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to _______

                      Commission file number     0-2514
                                                 ------

                          The Wackenhut Corporation
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Florida                               59-0857245
- - --------------------------------------------------------------------------------
(State of incorporation ororganization)  (I.R.S. Employer Identification No.)


 1500 San Remo Avenue, Coral Gables, FL                 33146
- - --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code   (305) 666-5656
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

                             Yes [ X ]  No [   ]

At July 3, 1994, 3,858,885 shares of Series A and 3,864,287 shares of Series B of the registrant's Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended July 3, 1994 are not necessarily indicative of the results for the entire fiscal year ending January 1, 1995.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THIRTEEN WEEKS ENDED
                        JULY 3, 1994 AND JULY 4, 1993
                     (In thousands except per share data)
                                 (UNAUDITED)


                                                    1994            1993
                                             ---------------------------------
REVENUES                                     $       180,462 $        162,051
                                             ---------------------------------

OPERATING EXPENSES:
Payroll and related taxes                            133,085          120,762
Other operating expenses                              43,335           39,562
                                             ---------------------------------
                                                     176,420          160,324
                                             ---------------------------------
OPERATING INCOME                                       4,042            1,727
                                             ---------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                      (1,149)          (1,076)
Interest and investment income                           346              540
Equity income of foreign affiliates                       (3)             827
                                             ---------------------------------
                                                        (806)             291
                                             ---------------------------------
INCOME BEFORE INCOME TAXES                             3,236            2,018


Provision for income taxes                             1,133              619

Minority interest, net of income taxes                   150               51
                                             ---------------------------------

NET INCOME                                   $         1,953 $          1,348
                                             ---------------------------------
                                             ---------------------------------

EARNINGS PER SHARE:                          $          0.25 $           0.18
                                             ---------------------------------
                                             ---------------------------------


                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE TWENTY-SIX WEEKS ENDED
                        JULY 3, 1994 AND JULY 4, 1993
                     (In thousands except per share data)
                                 (UNAUDITED)


                                                    1994            1993
                                             --------------------------------
REVENUES                                     $       354,999 $       324,163
                                             --------------------------------


OPERATING EXPENSES:
Payroll and related taxes                            261,383         240,443
Other operating expenses                              86,371          78,912
                                             --------------------------------
                                                     347,754         319,355
                                             --------------------------------
OPERATING INCOME                                       7,245           4,808
                                             --------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                      (2,044)         (2,109)

Interest and investment income                           772           1,251
Equity income of foreign affiliates                      243           1,046
                                             --------------------------------
                                                      (1,029)            188
                                             --------------------------------
INCOME BEFORE INCOME TAXES                             6,216           4,996


Provision for income taxes                             2,175           1,675

Minority interest, net of income taxes                   268             114
                                             --------------------------------


NET INCOME                                   $         3,773 $         3,207
                                             --------------------------------
                                             --------------------------------


EARNINGS PER SHARE:                          $          0.49 $          0.42
                                             --------------------------------
                                             --------------------------------


                See notes to Consolidated Financial Statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       JULY 3, 1994 AND JANUARY 2, 1994
                       (In thousands except share data)
                                  (UNAUDITED)


                                                         1994          1993
                                                  -----------------------------
                      ASSETS

CURRENT ASSETS:
Cash and cash equivalents                         $       7,769 $        7,821
Accounts receivable, less allowance for doubtful
   accounts of $1,178 in 1994 and $687 in 1993           89,515         94,937
Inventories, net                                          7,376          6,243
Other                                                    18,029         14,760
                                                  -----------------------------
                                                        122,689        123,761
                                                  -----------------------------

NOTES RECEIVABLE                                          1,939          2,085
                                                  -----------------------------

MARKETABLE SECURITIES AND  CERTIFICATES OF DEPOSIT
   of casualty reinsurance subsidiary                    24,758         24,843

                                                  -----------------------------
PROPERTY AND EQUIPMENT, at cost                          52,886         51,497
   Accumulated depreciation                             (13,789)       (13,374)
                                                  -----------------------------
                                                         39,097         38,123
                                                  -----------------------------

DEFERRED TAX ASSET, NET                                   6,821          6,374
                                                  -----------------------------

OTHER ASSETS:
Investment in and advances to foreign affiliates,
   at cost, including equity                              5,646          5,742
Other                                                    11,164         10,369
                                                  -----------------------------
                                                         16,810         16,111
                                                  -----------------------------

                                                  $     212,114 $      211,297
                                                  -----------------------------
                                                  -----------------------------


                See notes to Consolidated Financial Statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       JULY 3, 1994 AND JANUARY 2, 1994
                       (In thousands except share data)
                                  (UNAUDITED)

                                                         1994          1993
                                                      -------------------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                     $   6,975     $   10,456

Short-term notes payable                                  4,500            -
Accounts payable                                         11,598         16,711
Accrued payroll and related taxes                        24,495         22,444
Accrued expenses                                         27,273         22,124
Deferred tax liability, net                                 496            -
                                                      -------------------------
                                                         75,337         71,735
                                                      -------------------------

RESERVES FOR LOSSES of casualty reinsurance
subsidiary                                               34,440         33,500

                                                      -------------------------
LONG-TERM DEBT                                           51,700         57,484
                                                      -------------------------


MINORITY INTEREST                                         1,484          1,216
                                                      -------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                --        -
Common stock, $.10 par value, 20,000,000 shares
authorized;

Series A common stock, 3,858,885 issued                     386            386
Series B common stock, 3,864,287 issued                     386            386
Additional paid-in capital                               26,234         26,234
Retained earnings                                        25,651         23,268
Cumulative translation adjustment                        (3,132)        (3,058)
Unrealized gain (loss) on marketable securities            (372)           146
                                                      -------------------------
                                                         49,153         47,362
                                                      -------------------------

                                                      $ 212,114      $ 211,297
                                                      -------------------------
                                                      -------------------------


                See notes to Consolidated Financial Statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
        FOR THE TWENTY-SIX WEEKS ENDED JULY  3, 1994 AND JULY 4, 1993
                                (In thousands)
                                 (UNAUDITED)

                                                           1994         1993
                                                     -------------------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Net Income                                            $     3,773 $     3,207
Adjustments -
  Depreciation expense                                      2,088       2,256
  Amortization expense                                      2,724       2,574
  Provision for bad debts                                     356         440
  Equity income, net of dividends                             290        (990)
  Minority interests in net earnings                          268         173
  Other                                                       (74)       (445)
Changes in assets and liabilities, net of effects of
purchase of controlling interest in foreign
subsidiaries and divestitures:
Decrease (increase) in assets:
    Accounts receivable                                     5,147       3,515
    Inventories                                            (3,357)     (2,643)
    Other current assets                                   (2,978)        733
    Marketable securities and certificates of deposit        (433)       (402)
    Other assets                                            1,840       1,681
    Deferred tax asset                                       (447)       (489)
(Decrease) increase in liabilities:
    Accounts payable and accrued expenses                  (2,253)     (9,679)
    Accrued payroll and related taxes                       2,051       3,731
    Deferred tax liability - current                          496         315
    Reserve for losses of casualty reinsurance
      subsidiary                                              940         389
                                                     -------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  10,431       4,366
                                                     -------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Payments on notes receivable                                146        -
  Payment for acquisitions, net of  working capital          (935)       -
    acquired
  Investment in and advances to foreign affiliates           (256)     (1,803)
  Capital expenditures                                     (2,638)     (1,603)
  Deferred charge expenditures                               (645)        -
                                                     -------------------------
NET CASH USED IN INVESTING ACTIVITIES                      (4,328)     (3,406)
                                                     -------------------------

                                 (Continued)

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
         FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 1994 AND JULY 4, 1993
                                (In thousands)
                                 (UNAUDITED)
                                 (Continued)

                                                           1994        1993
                                                     -------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds from issuance of debt                           72,059      35,269
  Payments on debt                                        (76,824)    (32,583)
  Dividends paid                                           (1,390)     (1,390)
                                                     -------------------------
NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES       (6,155)      1,296
                                                     -------------------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS         (52)      2,256
Cash and Cash Equivalents, at beginning of year             7,821       4,899
                                                     -------------------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR            $      7,769 $     7,155
                                                     -------------------------
                                                     -------------------------


SUPPLEMENTAL DISCLOSURES

CASH PAID DURING THE YEAR FOR:
Interest                                              $     1,973 $     1,670
Income taxes                                          $        92 $     1,336


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


2. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                    JULY 3,      January 2,
                                                     1994           1994
                                               ------------------------------
Senior note payable - 10.2%                    $      12,500  $       25,000
Revolving loan - 5.6% in 1994 and 4.2% in 1993        28,000          26,150

First mortgage note on headquarters building -

      5.4% in 1994 and 4.3% in 1993                   16,425          16,790
Revolving line of credit

  - Wackenhut Corrections Corporation
      Australia PTY, Ltd. 5.6% in 1994                 1,750               -
                                               ------------------------------

                                                      58,675          67,940
Less - Current portion of long-term debt              (6,975)        (10,456)
                                               ------------------------------
                                               $      51,700  $       57,484
                                               ------------------------------
                                               ------------------------------

THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

On August 2, 1994, Wackenhut Corrections Corporation, a subsidiary of the Corporation (the "Subsidiary"), sold 1,900,000 (or 2,185,000 if oversubscribed) shares of common stock at an offering price of $9.00 per share. Proceeds from the offering were used in part by the Subsidiary to retire indebtedness to the Corporation. The remainder of the proceeds will be used by the Subsidiary to repay bank debt incurred to fund a special dividend to the Corporation and for general corporate purposes, including working capital.

With proceeds from the retirement of debt from the Subsidiary and its revolving credit facility, the Corporation prepaid $12,500,000 of its Senior Notes due September 30, 2000, at a premium of approximately $1,344,000 on August 2, 1994.

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 for further discussion and analysis of information pertaining to liquidity and capital resources.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.

CONSOLIDATED STATEMENTS OF INCOME FOR THE THIRTEEN WEEKS:

Consolidated revenues increased $18,411,000 (11.4%) in the second quarter of 1994 compared to the same quarter last year. The increase was principally attributable to the Security Services division of the Domestic Operations Group, which contributed $7,800,000 to the increase in revenues in the second quarter of 1994, principally as a result of several major national contracts obtained in the second and third quarters of 1993.

Revenues of Australasian Correctional Management Pty., Ltd., (ACM) a wholly-owned subsidiary of Wackenhut Corrections Corporation, which are being consolidated for the first time this year, represented $5,100,000 in the second quarter of 1994 and more than offset reductions in revenues of contracts with the Department of Energy (DOE). The decrease in revenues attributable to DOE contracts in the second quarter of 1994, compared to the same quarter in 1993, was approximately $3,600,000.

Payroll and related taxes increased $12,323,000 (10.2%) and other operating expenses increased $3,773,000 (9.5%) in the second quarter of 1994 verses the second quarter last year. The increase can be attributed mainly to the consolidation of ACM and to the increase in costs related to other increases in revenues.

Operating income was $2,315,000 (134%) higher in the second quarter of 1994 than in the same quarter in 1993, principally as a result of profit margins of new national and state contracts of the Security Services Division. In addition, a significant portion of the increase in operating income can be attributed to the consolidation of ACM. The Wackenhut Monitoring and Wackenhut Applied Technologies Center divisions, which had combined operating losses of approximately $405,000 in the second quarter of 1993, were sold or discontinued late in 1993, and thus improved income from operations in the second quarter of 1994. As a result of quality improvements at certain DOE facilities, the Wackenhut Services Inc. Division received better award fees from the Department of Energy for the second quarter of 1994 than for the comparable period last year.

Other expenses amounted to $806,000 for the second quarter of 1994, compared with other income of $291,000 for the second quarter of 1993. The decrease was due principally to the decrease in equity income of foreign affiliates in the second quarter of 1994 when compared to the same quarter last year, which included equity income of ACM. ACM is being consolidated for the first time in 1994. In addition, interest and investment income of the captive reinsurance subsidiary amounted to $346,000 in the second quarter of 1994, whereas they amounted to $540,000 for the second quarter of 1993. The decrease in interest and investment income was attributable to a realignment of the investment portfolio of the captive reinsurance subsidiary, which should better position the subsidiary for future gains.

Income before provision for income taxes was $1,218,000 (60.4%) higher in the second quarter of 1994 than in the second quarter of 1993. The effective income tax rate was lower than the combined Federal and state corporate tax rates for both, the second quarter of 1994 and the second quarter of 1993 due to targeted job tax credits, tax exempt interest income and capital loss carryforwards. In addition, the effective income tax rate for the second quarter of 1993 was further reduced by a favorable IRS audit adjustment.

Minority interest, net of income taxes, increased $99,000 during the second quarter of 1994 verses the second quarter of 1993 due to an increase in profits from foreign subsidiaries, which was partially due to the consolidation of the subsidiary in Russia.

Net income increased $605,000 (45%) during the second quarter of 1994 compared with net income for the same quarter in 1993 due to the factors described above..

CONSOLIDATED STATEMENTS OF INCOME FOR THE TWENTY SIX WEEKS:

Consolidated revenues of $354,999,000 increased $30,836,000 (9.5%) in the first half of 1994 compared to $324,163,000 in the first half of 1993. The Security Services Division of the Domestic Operations Group contributed $21,853,000 to the increase in revenues in the first half of 1994. This increase in revenues was attributable to several new national contracts obtained in the second and third quarters of 1993. These revenue gains were complemented by increases in the Nuclear Division of $562,000 and the Food Service Division of $975,000. The increase in revenue of the Food Service Division was the result of new contracts at correctional facilities.

Revenues of the Government Services Group were $6,484,000 higher in the second half of 1994 than in the second half of last year as a result of an increase of $14,047,000 in revenues generated by the Corrections Division. The consolidation of ACM since the beginning of the year has increased revenues of the Corrections Division by $10,097,000 through the end of the second half of 1994.
                                       11

This increase was partially offset by a $6,632,000 decrease in revenues related to DOE government contracts.

Payroll and related taxes increased $20,940,000 (8.7%) and other operating expenses increased $7,459,000 (9.5%) in the first half of 1994 compared to the first half of 1993. These increases in costs resulted from the growth of business from new security contracts and the consolidation of payroll and operating expenses of ACM.

Operating income increased to $7,245,000 from $4,808,000  or $2,437,000 (50.7%)
in the first half of 1994 compared to the same period last year. The Security Services Division was able to capitalize on higher revenues and lower start up costs associated with prior year new contracts. The Government Services Group benefited from the sale and discontinuation of non-core businesses which incurred $892,000 in operating losses in the first half of 1993. In addition, a significant portion of the increase in operating income can be attributed to the consolidation of ACM.

Other expenses amounted to $1,029,000 for the first half of 1994 compared to other income of $188,000 for the first half of 1993. The decrease was due principally to the decrease of $803,000 in equity income of affiliates, which included equity income of ACM in the first half of 1993, whereas ACM is being consolidated for the first time in 1994. In addition, interest and investment income declined $479,000 in the first half of 1994 from $1,251,000 recorded for the comparable period in 1993, principally as a result of a realignment of the investment portfolio of the reinsurance subsidiary, which should better position the subsidiary for future gains.

Income before provision for income taxes was $1,220,000 (24.4%) higher for the first half of 1994 than for the first half of 1993. The provision for income taxes was lower than the combined Federal and state corporate tax rates for both, the first half of 1994 and the comparable period in 1993 due to targeted jobs tax credits, tax exempt interest income and capital loss carryforwards. In addition, the effective Federal income tax rate for the first half of 1993 had been reduced by a favorable IRS audit adjustment.

Minority interest expense net of income taxes increased $154,000 in the first half of this year in comparison to the same period last year due to an increase in profits from foreign subsidiaries.

Net Income was $3,773,000 in the first half of 1994 compared to $3,207,000 in the same period last year. The increase of $566,000 (17.6%) was attributable to the factors described above.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the Corporation's business results in claims or litigation alleging that the Corporation is liable for damages arising from the conduct of its employees or others.

Reference is made to Item 1 of the Corporation's Quarterly Report on Form 10-K for the quarterly period ended April 3, 1994.


ITEM 2.  CHANGES IN SECURITIES

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT 1

Waiver Amendment, Prepayment and Right of First Offer Agreement between The Wackenhut Corporation and The Principal Mutual Life Insurance Company dated July 1, 1994.

EXHIBIT 2
Amendment No. 1 to Amended and Restated Revolving Credit and Reimbursement Agreement between The Wackenhut Corporation and NationsBank of Florida dated May 18, 1994.

The Corporation did not file a Form 8-K during the second quarter of 1994.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE WACKENHUT CORPORATION


DATE:     August 12, 1994          /s/  RICHARD C. DECOOK
                                   ------------------------------------------
                                   Richard C. DeCook, Senior Vice President -
                                   Finance and Chief Financial Officer


DATE:     August 12, 1994          /s/  JUAN D. MIYAR
                                   ------------------------------------------
                                   Juan D. Miyar, Vice President - Accounting
                                   Services and Corporate Controller