Form 10-Q
period 1994-10-02
WACKENHUT CORP
filed 1994-11-15
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-Q

             [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 2, 1994

                                       OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                        Commission file number     0-2514

                            THE WACKENHUT CORPORATION
- - - - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                     59-0857245
- - - - -------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

1500 San Remo Avenue, Coral Gables, FL                  33146
- - - - -------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code   (305) 666-5656
                                                     --------------
- - - - -------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ]  No [   ]

At November 7, 1994, 3,858,885 shares of Series A and 3,864,287 shares of Series B of the registrant's Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended October 2, 1994 are not necessarily indicative of the results for the entire fiscal year ending January 1, 1995.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                       OCTOBER 2, 1994 and OCTOBER 3, 1993
                      (In thousands except per share data)
                                   (UNAUDITED)


                                                                 1994          1993
                                                             ------------------------
REVENUES                                                      $  196,031    $ 165,111
                                                             ------------------------
OPERATING EXPENSES:
Payroll and related taxes                                        138,161      122,786
Other operating expenses                                          54,007       39,656
                                                             ------------------------
                                                                 192,168      162,442
                                                             ------------------------
OPERATING INCOME                                                   3,863        2,669
                                                             ------------------------
OTHER INCOME (EXPENSE):
Interest expense                                                  (1,130)      (1,062)
Interest and investment income                                       487          461
Equity income of foreign affiliates                                   91          314
                                                             ------------------------
                                                                    (552)        (287)
                                                             ------------------------
INCOME BEFORE INCOME TAXES                                         3,311        2,382
Provision for income taxes                                         1,066          624
Minority interest, net of income taxes of $135 and $68               263          131
                                                             ------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                   1,982        1,627
Extraordinary item - early extinguishment
   of debt,  net of income taxes of $457                             887           --
                                                             ------------------------

NET INCOME                                                    $    1,095    $   1,627
                                                             ------------------------
                                                             ------------------------

EARNINGS PER SHARE:
Income before extraordinary item                              $      .21    $     .17
Extraordinary item - early extinguishment
   of debt,  net of income taxes                                    (.10)          --
                                                             ------------------------
NET INCOME                                                    $      .11    $     .17
                                                             ------------------------
                                                             ------------------------

                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THIRTY-NINE WEEKS ENDED
                       OCTOBER 2, 1994 AND OCTOBER 3, 1993
                      (In thousands except per share data)
                                   (UNAUDITED)


                                                                 1994         1993
                                                             ------------------------

REVENUES                                                       $ 551,030    $ 489,274
                                                             ------------------------
OPERATING EXPENSES:
Payroll and related taxes                                        399,544      363,229
Other operating expenses                                         140,378      118,568
                                                             ------------------------
                                                                 539,922      481,797
                                                             ------------------------
OPERATING INCOME                                                  11,108        7,477
                                                             ------------------------

OTHER INCOME (EXPENSE):
Interest expense                                                  (3,174)      (3,171)
Interest and investment income                                     1,259        1,712
Equity income of foreign affiliates                                  334        1,360
                                                             ------------------------
                                                                  (1,581)         (99)
                                                             ------------------------
INCOME BEFORE INCOME TAXES                                         9,527        7,378
Provision for income taxes                                         3,243        2,299
Minority interest, net of income taxes of $273 and $127              529          245
                                                             ------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                   5,755        4,834
Extraordinary item - early extinguishment
   of debt,  net of income taxes of $457                             887           --
                                                             ------------------------

NET INCOME                                                     $   4,868    $   4,834
                                                             ------------------------
                                                             ------------------------

EARNINGS PER SHARE:
Income before extraordinary item                               $     .60    $     .50
Extraordinary item - early extinguishment
   of debt,  net of income taxes                                    (.10)          --
                                                             ------------------------
NET INCOME                                                     $     .50    $     .50
                                                             ------------------------
                                                             ------------------------

                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 2, 1994 AND JANUARY 2, 1994
                        (In thousands except share data)
                                   (UNAUDITED)

                                                                  1994         1993
                                                             ------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $ 14,711       $ 7,821
Accounts receivable, less allowance for doubtful accounts
   of $1,301 in 1994 and $687 in 1993                            98,573        94,937
Inventories                                                       7,083         6,243
Other                                                            16,829        14,760
                                                             ------------------------
                                                                137,196       123,761
                                                             ------------------------

NOTES RECEIVABLE                                                  1,722         2,085
                                                             ------------------------

MARKETABLE SECURITIES AND  CERTIFICATES OF DEPOSIT
   of casualty reinsurance subsidiary                            14,555        24,843
                                                             ------------------------

PROPERTY AND EQUIPMENT, at cost                                  52,953        51,497
   Accumulated depreciation                                     (14,395)      (13,374)
                                                             ------------------------
                                                                 38,558        38,123
                                                             ------------------------

DEFERRED TAX ASSET, net                                           6,943         6,374
                                                             ------------------------

OTHER ASSETS:
Investment in and advances to foreign affiliates, at cost,
  including equity in undistributed earnings of $1,921 in 1994
   and $2,370 in 1993                                             5,999         5,742
Other                                                            10,450        10,369
                                                             ------------------------
                                                                 16,449        16,111
                                                             ------------------------

                                                              $ 215,423     $ 211,297
                                                             ------------------------
                                                             ------------------------

                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 2, 1994 AND JANUARY 2, 1994
                        (In thousands except share data)
                                   (UNAUDITED)


                                                                 1994          1993
                                                             ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                               $  1,841    $  10,456
Accounts payable                                                  16,867       16,711
Accrued payroll and related taxes                                 26,342       22,444
Accrued expenses                                                  30,349       22,124
Deferred tax liability, net                                          495           --
                                                             ------------------------
                                                                  75,894       71,735
                                                             ------------------------

RESERVES FOR LOSSES of casualty reinsurance subsidiary            35,994       33,500
                                                             ------------------------

LONG-TERM DEBT                                                    34,773       57,484
                                                             ------------------------


MINORITY INTEREST                                                  6,686        1,216
                                                             ------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                         --           --
Common stock, $.10 par value, 20,000,000 shares authorized;
Series A common stock, 3,858,885 in 1994 and 1993
   issued and outstanding                                            386          386
Series B common stock,  5,795,080 in 1994 and 3,858,885 in 1993
   issued and outstanding                                            580          386
Additional paid-in capital                                        38,919       26,234
Retained earnings                                                 25,857       23,268
Cumulative translation adjustment                                 (3,275)      (3,058)
Unrealized gain (loss) on marketable securities                     (391)         146
                                                             ------------------------
                                                                  62,076       47,362
                                                             ------------------------

                                                               $ 215,423    $ 211,297
                                                             ------------------------
                                                             ------------------------

                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
       FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                                 (In thousands)
                                   (UNAUDITED)

                                                                  1994        1993
                                                             ------------------------
CASH FLOWS PROVIDED BY (USED IN)    OPERATING ACTIVITIES:
Net Income                                                    $    4,868   $    4,834
Adjustments -
  Depreciation expense                                             3,300        3,420
  Amortization expense                                             3,927        3,820
  Provision for bad debts                                            492          399
  Equity income, net of dividends                                   (128)      (1,305)
  Minority interests in net earnings                                 529          245
  Other                                                             (217)        (599)
Changes in assets and liabilities, net of effects
 of purchase  of controlling interest in foreign subsidiaries:
Decrease (increase) in assets:
    Accounts receivable                                           (4,047)       1,629
    Inventories                                                   (4,001)      (3,505)
    Other current assets                                          (1,778)         153
    Marketable securities and certificates of deposit              9,751       (1,441)
    Other assets                                                   1,812          869
    Deferred tax asset                                              (569)         114
(Decrease) increase in liabilities:
    Accounts payable and accrued expenses                          6,606       (7,103)
    Accrued payroll and related taxes                              3,898        5,385
    Deferred tax liability - current                                 495          (42)
    Reserve for losses of casualty reinsurance subsidiary          2,494        1,902
                                                             ------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         27,432        8,775
                                                             ------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Net proceeds from sale of Wackenhut Corrections
    Corporation stock                                             17,626           --
  Payments on notes receivable                                       363          844
  Payment for acquisitions, net of  cash                            (935)          --
  Investment in and advances to foreign affiliates                  (706)      (1,868)
  Capital expenditures                                            (3,311)      (2,674)
  Deferred charge expenditures                                      (169)          --
                                                             ------------------------
NET CASH USED IN INVESTING ACTIVITIES                             12,868       (3,698)
                                                             ------------------------

                                   (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
       FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                                 (In thousands)
                                   (UNAUDITED)
                                   (Continued)


                                                                  1994         1993
                                                             ------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                 137,209       71,452
  Payments on debt                                              (168,535)     (72,670)
  Dividends paid                                                  (2,084)      (2,084)
                                                             ------------------------
NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES             (33,410)      (3,302)
                                                             ------------------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS              6,890        1,775
Cash and Cash Equivalents, at beginning of period                  7,821        4,899
                                                             ------------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                     $ 14,711     $  6,674
                                                             ------------------------
                                                             ------------------------


SUPPLEMENTAL DISCLOSURES

CASH PAID DURING THE PERIOD FOR:
Interest                                                         $ 3,095     $  3,090
Income taxes                                                     $   434     $  1,479

NON-CASH FINANCING ACTIVITY:
Stock split in the form of a 25% dividend declared during 1994   $   193     $     --


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

2. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):


                                                               October 2,   January 2,
                                                                  1994        1994
                                                             ------------------------
Senior note payable - 10.2%                                     $     --   $   25,000
Revolving loan - 5.7% in 1994 and 4.2% in 1993                    19,000       26,150
First mortgage note on headquarters building -
      5.9% in 1994 and 4.3% in 1993                               16,243       16,790
Revolving line of credit -
     Wackenhut Corrections Corporation Australia Pty., Ltd.
      5.8% in 1994                                                 1,371           --
                                                             ------------------------
                                                                  36,614       67,940
Less - Current portion of long-term debt                          (1,841)     (10,456)
                                                             ------------------------

                                                                $ 34,773    $  57,484
                                                             ------------------------
                                                             ------------------------


3.  WACKENHUT CORRECTIONS CORPORATION INITIAL PUBLIC OFFERING

In August 1994, Wackenhut Corrections Corporation ("WCC"), a formerly wholly owned subsidiary of the Corporation, completed an initial public offering (the "IPO"). WCC received net proceeds of approximately $17,626,000 from the IPO. The Corporation has reflected amounts received in excess of its investment in WCC, less the approximate 27% minority interest, as an increase in additional-paid-in capital.

4.  STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND

On October 29, 1994, the Corporation's Board of Directors, at its regular quarterly meeting, declared a stock split to be effected in the form of a twenty-five percent (25%) stock dividend, payable on January 9, 1995 to stockholders of record at the close of business on December 22, 1994. The stock split to be effected in the form of a 25% stock dividend, is payable in Series B common stock to holders of the Corporation's Series A and B shares. The accompanying financial statements have been retroactively restated to reflect the stock split.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

On August 2, 1994, Wackenhut Corrections Corporation, a subsidiary of the Corporation ("WCC"), sold 1,900,000 shares of common stock at an offering price of $9.00 per share in connection with its initial public offering ("IPO"). On September 1, 1994, an additional 285,000 shares related to the overallotment option were sold. Net proceeds of $17,626,000 from the IPO were used to repay bank debt and indebtedness to the Corporation which the Corporation used on August 2, 1994 to prepay the $12,500,000 Senior Note due September 30, 2000 at a premium of $1,344,000 before income taxes.

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 for discussion and analysis of information pertaining to the Corporation's financial condition.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.

CONSOLIDATED STATEMENTS OF INCOME FOR THE THIRTEEN WEEKS :

Consolidated revenues increased $30,920,000 (18.7%) in the third quarter of 1994 compared to the same quarter last year. The increase was principally attributable to the Government Services Group which contributed $14,993,000 to the increase. Australasian Correctional Management Pty., Ltd (ACM), which has been consolidated for the first time this year, contributed $6,400,000 in revenues during the third quarter of 1994 and WCC recorded an increase in construction and design revenues of $5,502,000. The Security Services Division reported increased revenues of $11,417,000 during the third quarter of 1994 principally due to new contracts with Allied Signal and the Department of Transportation of the State of Hawaii and an overall increase in billable guard hours and billing rates.

Payroll and related taxes increased $15,375,000 (12.5%) and other operating expenses increased $14,351,000 (36.2%) in the third quarter of 1994 versus the third quarter last year. The increase can be attributed to the increase in revenues mentioned above and to the consolidation of ACM. Revenues derived from ACM and the construction contracts have a larger portion of non-labor costs than other services provided by the Corporation.

Operating income was $1,194,000 (44.7%) higher in the third quarter of 1994 than in the same quarter in 1993. An increase in operating income of $924,000 resulted from the consolidation of ACM and the increase in construction and design activities. In addition, the Government Services Group benefited from the sale and discontinuation of Wackenhut Monitoring Inc. and Wackenhut Applied Technologies Center Incorporated, which had combined operating losses of $340,000 in the third quarter of 1993.

Equity income of foreign affiliates decreased $223,000 in the third quarter of 1994 versus 1993 as a result of the consolidation of ACM. Minority interest expense increased $132,000, net of income taxes, due to the decrease in ownership by the Corporation in WCC as a result of its IPO during the third quarter of 1994.

Income before provision for income taxes was $929,000 (39.0%) higher in the third quarter of 1994 versus 1993. The effective income tax rate was lower than the combined Federal and state corporate tax rates for both quarters of 1994 and 1993 due to targeted job tax credits, tax exempt interest income and capital loss carryforwards.

Income before extraordinary item was $1,982,000 and $1,627,000 at the end of the third quarter of 1994 and 1993, respectively, or an increase of $355,000 (21.8%). In August 1994, the Corporation prepaid the remaining $12,500,000 senior note to an insurance company. This prepayment resulted in an extraordinary charge for early extinguishment of debt in the amount of $887,000 (net of applicable income taxes). Net income decreased to $1,095,000 from $1,627,000 in the third quarter of 1994 compared to the third quarter of 1993 due to the factors described above.

CONSOLIDATED STATEMENTS OF INCOME FOR THE THIRTY-NINE WEEKS:

Consolidated revenues were $551,030,000 during the first nine months of 1994 as compared to $489,274,000 during the equivalent period in 1993, or an increase of $61,756,000 (12.6%). The Security Services Division of the Domestic Operations Group contributed $33,270,000 to the increase in revenues for the nine months ended October 2, 1994. This increase was attributable to several new national contracts obtained in the second and third quarters of 1993 and an overall increase in billable guard hours and billing rates. Revenues of the Government Services Group were $21,477,000 higher in the first nine months of 1994 compared to the same period in 1993. The consolidation of ACM in 1994 contributed $16,500,000 to the increase in revenues during the nine months ended October 2, 1994, and construction and design services contributed $12,900,000 to the increase in revenues during the same period in 1993. These increases were partially offset by a $7,818,000 decrease in revenues related to Department of Energy business.

Payroll and related taxes increased $36,315,000 (10.0%) and other operating expenses increased $21,810,000 (18.4%) during the first nine months of 1994 compared to the same period in 1993. These increases in costs resulted from the growth of business from new security contracts, the consolidation of ACM and increases in construction and design expenses incurred during 1994 as a result of the increase in related revenues. The revenues derived from ACM and construction contracts have a larger portion of non-labor costs than other services provided by the Corporation.

Operating income increased to $11,108,000 from $7,477,000 for the first nine months of 1994 compared to the same period last year, or an increase of $3,631,000 (48.6%). The Security Services Division was able to capitalize on higher revenues associated with new contracts acquired during the second and third quarters of 1993. The Government Services Group benefited from the sale and discontinuation of non-core businesses which incurred operating losses of $1,404,000 in the first nine months of 1993. Operating income increased $2,100,000 in 1994 over the first nine months of 1993 due to the consolidation of ACM along with the increase in construction and design activities.

Other expenses (net) amounted to $1,581,000 and $99,000 during the first nine months ended October 2, 1994 and October 3, 1993, respectively. The increase during 1994 was principally due to a reduction of $1,026,000 in equity income of foreign affiliates, which included equity income of ACM during 1993. In addition, interest and investment income declined $453,000 in the first nine months of 1994 due to a decrease in gains on sale of investments of the casualty reinsurance subsidiary.

Income before provision for income taxes was $2,149,000 (29.1%) higher for the first nine months of 1994 versus the same period in 1993. The provision for income taxes was lower than the combined Federal and state corporate tax rates for both periods in 1994 and 1993 due to targeted jobs tax credits, tax exempt interest income and capital loss carryforwards. The effective Federal income tax rate for 1993 was further reduced by a favorable IRS audit adjustment.

Minority interest expense, net of income taxes, increased $284,000 during the first nine months of 1994 when compared to the same period in 1993 due to the IPO of WCC which resulted in a decrease in ownership in the subsidiary by the Corporation.

Net income before extraordinary item was $5,755,000 and $4,834,000 during the first nine months of 1994 and 1993, respectively, or an increase of $921,000 (19.1%). In August 1994, the Corporation prepaid the remaining $12,500,000 Senior Note to an insurance company. This prepayment resulted in an extraordinary charge for early extinguishment of debt in the amount of $887,000 (net of applicable income taxes). Net income decreased $34,000 during the first nine months of 1994 compared to the same period in 1993 due to the factors described above.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the Corporation's business results in claims or litigation alleging that the Corporation is liable for damages arising from the conduct of its employees or others.

Reference is made to Item 1, Part II of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1994 for legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a).  Exhibits -  Exhibit 27 - Financial Data Schedule


(b).  Reports on Form 8-K -

On August 12, 1994, the Corporation filed a Form 8-K to report the initial public offering of Wackenhut Corrections Corporation, a subsidiary of the Corporation. After the completion of the sale, the Corporation owns 73.3% of the issued and outstanding shares of common stock of the subsidiary. Financial statements and pro forma financial information were not required since the transaction did not meet materiality requirements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE WACKENHUT CORPORATION


DATE:     November 11, 1994        /s/   RICHARD C. DECOOK
                                   ------------------------------------------
                                   Richard C. DeCook, Senior Vice President -
                                   Finance and Chief Financial Officer



DATE:November 11, 1994             /s/   JUAN D. MIYAR
                                   ------------------------------------------
                                   Juan D. Miyar, Vice President - Accounting
                                   Services and Corporate Controller