Form 10-K
period 1995-01-01
WACKENHUT CORP
filed 1995-03-23
CIK 104030

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 1, 1995

                                       OR

           [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                             ----------  ----------
                       Commission file number     0-2514


                           THE WACKENHUT CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                 59-0857245
- --------------------------------------------------------------------------------
 (State of incorporation or organization)   (I.R.S. Employer Identification No.)

  1500 San Remo Avenue, Coral Gables, FL                  33146
- --------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code:   (305)666-5656
           Securities registered pursuant to Section 12(b) of the Act:
     Title of each class           Name of each exchange on which registered
     Common Stock, Series A, $.10 par value            New York Stock Exchange
     --------------------------------------            -----------------------
     Common Stock, Series B, $.10 par value            New York Stock Exchange
     --------------------------------------            -----------------------
       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [   ]

At February 15, 1995, the aggregate market value of the 3,858,885 shares of Common Stock, Series A, the registrant's sole class of voting stock, held by
non-affiliates of the registrant was $25,040,782.   At February 15, 1995,
3,858,885 shares of Series A and 5,794,539 shares of Series B of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Parts of the registrant's Annual Report to Shareholders for the fiscal year ended January 1, 1995 are incorporated by reference into Parts II and IV of this report.
Parts of the registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

PART I

ITEM 1. BUSINESS

The Wackenhut Corporation was incorporated in Florida in 1958 as a successor corporation to a partnership founded in 1954 by George R. Wackenhut and three associates. The Wackenhut Corporation, together with its consolidated subsidiaries (the corporation), engages in the business of providing security and other support services to business, industrial and government clients. The corporation's business is conducted from more than 275 domestic and foreign offices and site locations.

A subsidiary of the corporation, Wackenhut Corrections Corporation (WCC) provides facility management and construction services to detention and correctional facilities. WCC operates in a different industry segment than other divisions of the corporation.

The corporation had record revenues of $747.7 million for fiscal 1994, or an increase of $83.5 million (13%). The increase in revenues over fiscal 1993 was due principally to the Security Services Division, which reported an increase in revenues of $37.6 million over fiscal 1993 and to Wackenhut Corrections Corporation whose 1994 revenues exceeded 1993 revenues by $42.7 million. Operating income was also at a record $15.3 million in 1994. Net income, however, was $1.4 million, primarily due to a charge against earnings of $8.7 million ($5.4 million after income taxes) in the fourth quarter of 1994 to write-down the carrying value of the corporation's headquarters building and an extraordinary charge of $1.4 million ($887,000 after income taxes) for the early retirement of senior debt.

                                    SERVICES

The corporation is engaged in a variety of services, with security guard services as the largest contributor to the corporation's revenues. Other services provided by the corporation include, correctional food service, integrated security programs, job corps facilities management, nuclear power
plant security and consulting services and investigative services.   WCC
provides correctional and detention facilities management and construction services to detention and correctional facilities.

                             SECURITY GUARD SERVICES

The corporation furnishes security officers (armed and unarmed)to protect its clients' property against fire, theft, intrusion, vandalism, and other physical harm. Specialized physical security services offered by the corporation include executive protection, crash-fire-rescue services and fire protection services at airports and governmental installations, pre-departure screening of passengers and luggage at airport terminals and emergency and security services during natural disasters and labor-management disputes. The corporation also provides security consulting services to survey, analyze and minimize client security problems and trains security officers and fire and crash-fire-rescue personnel employed by its clients.The contracts of the corporation with private industry for security guard services usually are for a term of one year with automatic renewal from year to year unless terminated by either party. Most of these contracts are subject to termination by either party on thirty days prior notice. Billing rates are based on a specified rate per hour and generally are subject to renegotiation or escalation if related costs increase because of changes in mini-mum wage laws or other events beyond the control of the corporation. Higher hourly rates apply to guard services requested by the client and emergency security services during labor-management disputes.

Security guard services are provided to governmental agencies under contracts awarded pursuant to competitive bidding. Service fees are based on one of several accepted methods: fixed price; specified rate per guard hour; or the corporation's cost plus either a fixed fee, an award fee or an incentive fee. All federal government contracts are subject to termination at the convenience of the government.

CORRECTIONAL FOOD SERVICE

The corporation's food service division provides over 21 million meals annually to over 46 jail and prison facilities in 14 states throughout the United States. Food for regular, therapeutic and religious diets are prepared on-site using conventional or cook-chill methods. Dietary support is provided to facility medical departments by registered dietitians, in addition to safety, training and quality assurance programs. Services are provided on a cost per meal basis. Complete food service management, commissary, laundry and janitorial chemical programs are also available to clients.

INTEGRATED SECURITY PROGRAMS

The corporation designs, engineers, and installs integrated security programs utilizing both security officers and electronic equipment. These services include planning a master security program for a particular facility, custom designing the security system, procuring the requisite electronic equipment, contract and construction management, installing the system, training the security personnel, and post-installation review and evaluation of the security program. Contracts for these integrated security services generally provide for a fixed fee and are awarded pursuant to competitive bidding.

JOB CORPS FACILITIES MANAGEMENT

The corporation manages job corps facilities for the U. S. Department of Labor through its subsidiary Wackenhut Educational Services, Inc., (WESI). These services include facility support and management services, administration, medical and food services, instructional programs, counseling, and vocational training and job placement. Services are billed on a cost plus fixed fee basis. WESI will discontinue operations of the McKinney Job Corps Center in the first quarter of 1995 as a result of a mutual agreement with the Department of Labor. WESI continues to operate two Job Corp Centers at Guthrie, Oklahoma and Gainesville, Florida.

NUCLEAR POWER PLANTS

The corporation provides specialized security and management consulting services for nuclear power generating facilities. These services include highly trained and qualified security personnel, emergency planning, electronic detection equipment and integrated security systems. The services are provided pursuant to a variety of fee arrangements, depending on the particular service performed. A major portion of these services are furnished to the private sector.

 INVESTIGATIVE SERVICES    The corporation complements physical security
services provided to its clients with investigative services. These services include, but are not limited to, employee background screening and insurance fraud investigations. The corporation maintains a National Research Center with the latest information technology for public record searches and a "fraud-waste-criminal" hot line for client employees to report work place abuses. Clients ordinarily are charged an hourly rate for investigative services and a flat rate for background records searches.

WACKENHUT CORRECTIONS CORPORATION


In July and September 1994, WCC, a formerly wholly-owned subsidiary of the corporation, completed an initial public offering (IPO) in which it sold 2,185,000 shares of common stock at an offering price of $9 per share.
Following the completion of the IPO, the corporation owns approximately 73.3% of the issued and outstanding shares of common stock of WCC.

WCC is a leading developer and manager of privatized correctional and detention facilities in six different states, the United Kingdom and Australia. WCC offers governmental agencies a comprehensive range of prison management services from individual consulting projects to the integrated design, construction and management of correctional and detention facilities. WCC also provides a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education, and job and life skills training. As of year end, WCC had contracts to manage 22 correctional and detention facilities with an aggregate design capacity of 13,732 beds, including the joint-venture in England. The services are provided pursuant to a variety of fee arrangements, depending on the particular type of facility and services performed.

WCC operates in a different industry segment than other divisions of the corporation. For additional information concerning WCC reference is made to information set forth in Note 2 to Consolidated Financial Statements on page 31 of the corporation's Annual Report to Shareholders, which is incorporated herein by reference.

MARKETING

The corporation provides physical security and investigative services throughout the United States and in numerous foreign countries under the trade name "Wackenhut". During 1994, the corporation provided services to more than 14,000 clients. The largest client of the corporation was the U.S. Department of Energy, which accounted for about 20% of the corporation's consolidated revenue. The contracts at the Savannah River site (9%) and the Rocky Flats Plant (5%) are the largest of the contracts with the U. S. Department of Energy.

COMPETITION

The corporation believes it is the third largest labor-intensive security and protective service organization in the United States. Borg-Warner Security Corporation, principally through three of its subsidiaries (Wells Fargo, Burns International and Globe Security) combine to make the largest organization. Pinkerton's, Inc. is the second largest. The corporation competes domestically with these two organizations and numerous local and regional companies. The corporation believes that its foreign operations are more extensive than those of its principal domestic competitors, although there may be certain foreign competitors that have more extensive foreign operations than does the corporation.

Domestic competition in the security business is intense and is based primarily on price in relation to quality of service, the scope of services performed, and the extent of security officer training and supervision. The corporation believes that it enjoys a favorable competitive position because of its emphasis on professionalism and quality of service. The corporation's principal business is labor intensive, and is affected substantially by the availability of qualified personnel and the cost of labor. The corporation has not experienced any material difficulty in employing sufficient numbers of suitable security officers.

WCC competes with a number of companies domestically and internationally, including, but not limited to, Corrections Corporation of America, United States Corrections Corp., Group 4 International Corrections Service, Securicor Group and others. Some of the international competitors are larger and have greater resources than WCC. WCC also competes on a localized basis in some markets with small companies and in other markets, with governmental agencies that are responsible for correctional facilities.

                               NON-U.S. OPERATIONS

Although most of the operations of the corporation are within the United States, its international operations make a significant contribution to income.
Non-U.S. operations of the corporation provide physical security and private investigative services in Canada, Central America, South America, the Caribbean, Asia, Europe and Africa, and correctional and detention facilities management in Australia. The table below (in thousands) summarizes the consolidated revenue, profit (before allocation of general and administrative expenses of the home office of the corporation and before income taxes) and assets for the last three fiscal years attributable to the corporation's foreign operations. The effect of 100% ownership of Australasian Correctional Management PTY., Ltd. (ACM), a formerly 50% owned joint venture of WCC, has been reflected beginning in 1994.

                                                 1994       1993        1992
                                             ----------------------------------
Revenues                                    $    111,026 $   83,523 $    73,982

Profit                                             5,285      4,436       3,747

Assets                                            48,893     26,557      22,929



The corporation has affiliates (50% or less owned) that operate security service businesses in Europe, the Far East and Central and South America. In addition, the corporation owns 50% of a joint venture for the management of a correctional facility in the United Kingdom. The following table (in thousands) summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis, for the last three fiscal years.

                                                 1994       1993        1992
                                             -----------------------------------
Revenues                                    $     97,676 $   85,222 $    58,645

Net income                                         1,749      3,899       1,365

Corporation's share of net income                    435      1,644         580


Assets                                            31,737     25,516      19,817

                                    EMPLOYEES

As of January 1, 1995, the corporation had more than 39,000 full-time employees (excluding those of the affiliate companies noted above), most of whom were security officers and other personnel providing physical security services. A small percentage of the employees of the corporation are covered by collective bargaining agreements. Relations with employees have been generally
satisfactory and the corporation has not experienced   any significant work
stoppages attributable to labor disputes. Security officers and other personnel supplied to its clients are employees of the corporation, even though stationed regularly at a client's premises.

                  BUSINESS REGULATIONS AND LEGAL CONSIDERATIONS

The corporation is subject to a myriad of city, county, and state firearm and occupational licensing laws that apply to security officers and private investigators. In addition, many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond, surety, or insurance standards. Many foreign countries have laws that restrict the corporation's ability to render certain services, including laws prohibiting security guard services or limiting foreign investment. Under the law of negligence, the corporation can be vicariously liable for acts or omissions of its agents or employees performed in the course of their employment. In addition, some states have statutes that expressly impose on the corporation legal responsibility for the conduct of its employees. The nature of the services provided by the corporation (such as armed security officers and fire rescue and protection) ostensibly expose it to greater risks of liability for employee acts or omissions than are posed to other non-security service businesses. The corporation maintains public liability insurance to mitigate against this potential risk exposure, although the laws of many states limit or prohibit insurance coverage of liability for punitive damages arising from willful, wanton or grossly negligent conduct.

ITEM 2.  PROPERTIES

The corporation's executive offices are located in a 164,000 square foot office building at 1500 San Remo Avenue, Coral Gables, Florida. The building is owned by the corporation. The corporation utilizes approximately 54% of the building and the majority of the remainder is leased to various non-affiliated parties.

On January 30, 1995, the corporation announced that it would take a special, one-time charge in the fourth quarter of fiscal 1994, to provide for a loss resulting from the write-down in the carrying value of its headquarters building in Coral Gables, Florida. The charge is approximately $8.7 million ($5.4 million or 56 cents per share after taxes). The write-down in the carrying value of the headquarters building was due to management's decision to sell the corporation's headquarters building in Coral Gables, Florida. It is anticipated that the sale will generate approximately $15 million in cash and tax benefits.

The corporation owns a 66,000 square foot building in Aurora, Colorado, which is operated as a detention center under a contract with the U.S. Government and a 15,000 square foot warehouse building in Miami, Florida. In addition, the corporation owns three office buildings in Chile, two in Ecuador and one each in the Dominican Republic, Costa Rica and Puerto Rico that are used for the operations of its foreign subsidiaries in those countries. All other offices of the corporation are in leased space. The aggregate annual rent for all noncancelable operating leases of office space, automobiles, data processing and other equipment is approximately $4,993,000. The corporation owns substantially all uniforms, firearms, and accessories used by its security officers.

ITEM 3.  LEGAL PROCEEDINGS

During the first quarter of 1994, the corporation and its insurance carriers
settled a $6,000,000 judgment for $4,500,000.   The corporation's insurance
carriers contributed funds for that settlement, but these carriers dispute their legal obligation for the amounts paid. In the opinion of management, after consultation with outside counsel, it is more likely than not that the judgment will be covered by the corporation's insurance carriers ("International Surplus Lines Insurance Company, Century Indemnity Company, Insurance Company of North America and United National Insurance Company vs The Wackenhut Corporation and Home Indemnity Company," Civil Action No. 93-10022K - United States District Court, District of Massachusetts). In a second case, a former employee has obtained a $1.8 million judgment against the corporation which includes $1.7 million in punitive damages. The corporation is cautiously optimistic that its appeal will at least result in the diminution of the punitive damages awarded ("Cindy Boyle vs The Wackenhut Corporation," Appeal from Cause No 92-S-0334-C - 130th Judicial District Court, Matagorda County, Texas). Finally, in a case alleging tortious interference with contract and other related torts, plaintiff claims multi-million dollar damages, which the insurance carrier for the corporation has denied coverage ("Essex Corporation vs Wackenhut Services, Inc.," Case No. 94-908 JC/DJS United States District Court for the District of New Mexico). The corporation denies these claims and intends to vigorously defend the action. While there can be no absolute assurance that the reserves provided by the corporation are adequate, management has made its best estimate of the potential exposure in these matters.

The nature of the corporation's business results in claims or litigation alleging that the corporation is liable for damages arising from the conduct of its employees or others. In the opinion of management, there are no other pending legal proceedings that would have a material effect on the consolidated financial statements of the corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

GEORGE R. WACKENHUT is Chairman of the Board and Chief Executive Officer of the corporation. He was President of the Corporation from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. He is a member of the Board of Directors of SSJ Medical Development, Inc., Miami, Florida, and is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge, and the President's Advisory Council for the Small Business Administration, Region IV. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School. He is also a member of the American Society for Industrial Security. He was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela. Mr. Wackenhut received his B.S. degree from the University of Hawaii and his M.Ed. degree from Johns Hopkins University. Mr. Wackenhut is married to Ruth J. Wackenhut, Secretary of the Corporation. His son, Richard R. Wackenhut, is President and Chief Operating Officer of the corporation and also a director. (Age 75)


RICHARD R. WACKENHUT has been President and Chief Operating Officer of the corporation and a member of the Board of Directors since April 26, 1986, and was formerly Senior Vice President of Operations from 1983-86. He was Manager of Physical Security from 1973-74. He also served as Manager, Development at the corporation's Headquarters from 1974-76; Area Manager, Columbia, South Carolina, from 1976-77; District Manager, Columbia, South Carolina from 1977-79; Director, Physical Security Division at Corporate Headquarters from 1979-80; Vice President, Operations from 1981-1982; and Senior Vice President, Domestic Operations from 1982-1983. Mr. Wackenhut is Director of Wackenhut del Ecuador, S.A.; Wackenhut UK Limited; Wackenhut Dominicana, S.A.; and a Director of several domestic subsidiaries of the corporation. He is a member of the St. Thomas University Advisory Board and a Director of the Florida Chamber of Commerce Crime and Drugs Task Force. He is also a member of the American Society for Industrial Security, the International Association of Chiefs of Police and the International Security Management Association. He received his B.A. degree from The Citadel in 1969, and completed the Advanced Management Program of the Harvard University School of Business Administration in 1987.
Mr. Wackenhut is the son of George R. Wackenhut, Chairman of the Board and Chief Executive Officer of the corporation, and Ruth J. Wackenhut, Secretary of the Corporation. (Age 47).

ALAN B. BERNSTEIN has been Executive Vice President and President, Domestic Operations Group since April 27, 1991. Prior to that, Mr. Bernstein was Senior Vice President, Domestic Operations. He has been employed by the corporation since 1976, except for a brief absence during 1982 when he was a partner in a family-owned security alarm business in New York State. Mr. Bernstein has served in the following positions with the corporation or its subsidiaries: Vice President of Domestic Operations, 1985; Vice President, Corporate Business Development, 1984; Acting President, Wackenhut Systems Corporation, 1983; Director of Integrated Guard Security, 1981; Manager of Wackenhut Electronic Systems Corporation (Miami) from 1976 to 1981. He received his B.S.E.E. degree from the University of Rochester, and an M.B.A. degree from Cornell University. (Age 47)

FERNANDO CARRIZOSA has been Senior Vice President, International Operations since January 28, 1989. Mr. Carrizosa was Vice President of International Operations from January 31, 1988 to January 28, 1989. He joined Wackenhut de Colombia in 1968 as Manager of Investigations. He was promoted to Manager of Human Resources, and then to Assistant to the President in 1974. He moved to Headquarters as a trainee in 1974, and was promoted to Manager of Latin American Operations, 1976 to 1979; Director of Latin American Operations, 1979 to 1980; Vice President of Latin American Operations, 1980 to 1983; Executive Vice President of Wackenhut International, 1983 to 1984; and President of Wackenhut International, 1984 to 1988. He is a Director of several subsidiaries and affiliates of the corporation. He received a B.B.A from Universidad Javeriana in Colombia, and an M.B.A. with honors from Florida International University in 1976. (Age 51)

TIMOTHY P. COLE has been Executive Vice President and President, Government Services Group since April 27, 1991. Mr. Cole was Senior Vice President Government Services from 1989 to 1991. He joined the Corporation as President of Wackenhut Services, Incorporated in 1988. Mr. Cole was associated with the Martin Marietta Corporation from 1982 to 1988 and served in various capacities, including Program Director, Director of Sub-contracts and Material, and Director of Sub-contracts. He received his B.B.A degree from the University of Oklahoma and his M.B.A. from Pepperdine University. Mr. Cole completed the Advanced Management Program of the Harvard University School of Business Administration in 1987. (Age 51)

RICHARD C. DeCOOK, Senior Vice President and Chief Financial Officer, joined the corporation in July, 1993. Mr. DeCook had spent fifteen years with Trinova Corporation, most recently as Vice President - Financial Planning and Control, and as Vice President - Treasurer. Prior to joining Trinova, he was with Ernst & Young for twelve years. He is a graduate of the University of Michigan and a Certified Public Accountant (CPA). (Age 52)

ROBERT C. KNEIP, Senior Vice President, Corporate Planning and Development, joined the corporation in 1982. Mr. Kneip has held various positions in the corporation including Director, Power Generating Services; Director, Contracts Management; Vice President, Contracts Management; and Vice President, Planning and Development. Prior to joining the corporation, Mr. Kneip was with the Atomic Energy Commission, the Nuclear Regulatory Commission and Dravo Utility Constructors, Inc. He received a B.A. (Honors) from the University of Iowa, and an M.A. and Ph.D. from Tulane University. (Age 47)

JAMES P. ROWAN is Vice President and General Counsel, and Assistant Secretary of the corporation. He joined the corporation in 1979 as Assistant General Counsel, became Associate General Counsel in 1982 and a Vice President in 1986. He is an attorney admitted to the Bar of the States of Indiana, Iowa and Michigan. He holds the degrees of B.S.C. (Accounting) and J.D. (Law) from the University of Iowa, and a CPA from the University of Illinois. (Age 61)

RUTH J. WACKENHUT has been Secretary of the corporation since 1958. She is married to George R. Wackenhut, Chairman of the Board and Chief Executive Officer of the corporation and her son, Richard R. Wackenhut, is President and Chief Operating Officer of the corporation and also a director. (Age 72)

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information required by this Item is incorporated by reference to Exhibit 13, the Registrant's 1994 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to Exhibit 13, the Registrant's 1994 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to Exhibit 13, the Registrant's 1994 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to Exhibit 13, the Registrant's 1994 Annual Report to Shareholders, except for the Financial Statement Schedules listed in Item 14 (a) (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III



The information required by Items 10, 11, 12 and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Registrant" and included in Part I, hereto) will be contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the corporation's 1995 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     The following consolidated financial statements of the corporation, included in the Registrant's Annual Report to its Shareholders for the fiscal year ended January 1, 1995 are incorporated by reference in Item 8:

     Consolidated Balance Sheets - January 1, 1995 and January 2, 1994


     Consolidated Statements of Income -Fiscal years ended January 1, 1995,
      January 2, 1994 and January 3, 1993.

     Consolidated Statements of Cash Flows - Fiscal years ended January 1, 1995,
      January 2, 1994 and January 3, 1993.

     Consolidated Statements of Shareholders' Interest -Fiscal years ended
      January 1, 1995, January 2, 1994 and January 3, 1993.

     Notes to Consolidated Financial Statements

     With the exception of the information incorporated by reference from the 1994 Annual Report to Shareholders in Items 5, 6, 7, 8, and 14 of Parts II and IV of this Form 10-K, the Registrant's 1994 Annual Report to shareholders is not to be deemed filed as a part of this Report.

     2.  FINANCIAL STATEMENT SCHEDULES

     Schedule VIII - Valuation and Qualifying Accounts,

     All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required. Individual financial statements of The Wackenhut Corporation have been omitted because it is primarily an operating company and all significant subsidiaries included in the consolidated financial statements filed with this Annual Report are majority-owned.

     3.  EXHIBITS

     The following exhibits are filed as part of this Annual Report:

     EXHIBIT 3(a) - Amended and Restated Articles of Incorporation (incorporated by reference to the corporation's Form 10-K Annual Report for the year ended January 3, 1993).

     EXHIBIT 3(b) - Bylaws currently in effect, as amended through October 27, 1990 (incorporated by reference to the corporation's Form 10-K Annual Report for the year ended December 30, 1990).

     EXHIBIT 4(a) - Revolving Credit and Reimbursement Agreement by and among The Wackenhut Corporation, the company - NationsBank of Florida, N. A., and Bank of America Illinois, as Lenders - and NationsBank of Florida, N.A., as Agent dated January 5, 1995

     EXHIBIT 4(b) - Receivables Purchase Agreement dated as of January 5, 1995 Among The Wackenhut Corporation, as Seller, and Receivables Capital Corporation and Enterprise Funding Corporation, each as a Purchaser and Bank of America National Trust and Savings Association and NationsBank of North Carolina, N.A., each as a Managing Agent and Bank of America National Trust and Savings Association as the Administrative Agent

     EXHIBIT 4(c) - $15,000,000 Credit Agreement dated as of December 12, 1994 between Wackenhut Corrections Corporation as Borrower and Barnett Bank of South Florida, N.A. as Lender.

     EXHIBIT 10(a) - Amendments to the Deferred Compensation Agreements for Executive Officers (the "Senior Plan"): Alan B. Bernstein, Richard R. Wackenhut, Fernando Carrizosa, Timothy P. Cole, Robert C. Kneip (incorporated by reference to the Corporation's Form 10-K Annual Report for the year ended December 29, 1991).

     EXHIBIT 10(b) - Deferred Compensation Agreement (the "Senior Plan") for Richard C. DeCook (incorporated by reference to the Corporation's Form 10-K Annual Report for the year ended January 2, 1994).

     EXHIBIT 10(c) - Executive Retirement Plan adopted during fiscal year 1989 by the Board of Directors (incorporated by reference to the Corporation's Form 10-K Annual Report for the year ended December 31, 1989).

     EXHIBIT 10(d) - Amended, Split Dollar arrangement with George R. and
     Ruth J. Wackenhut adopted by the Board of Directors in October of 1989 (incorporated by reference to the corporation's Form 10-K Annual Report for the year ended December 31, 1989).

     EXHIBIT 10(e) - Amended and Restated Revolving Credit and Reimbursement Agreement between The Wackenhut Corporation and NationsBank of Florida, National Association dated July 1, 1993 (incorporated by reference to the Corporation's Form 10-K Annual Report for the year ended January 2, 1994).

     EXHIBIT 10(f) - Amendment dated March 7, 1995 to the Amended and Restated Revolving Credit and Reimbursement Agreement between The Wackenhut Corporation and NationsBank of Florida, N.A., dated July 1, 1993.

     EXHIBIT 13 - Annual Report to Shareholders for the year ended January 1, 1995, beginning with page 21 to the Annual Report (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

     EXHIBIT 21 - Subsidiaries of the Corporation.

(b). REPORTS ON FORM 8-K.

       On August 12, 1994, the corporation filed a current report on Form 8-K to report the initial public offering of Wackenhut Corrections Corporation, a subsidiary of the corporation. After the completion of the sale, the corporation owns 73.3% of the issued and outstanding shares of common stock of the subsidiary. Financial statements and pro forma financial information were not required since the transaction did not meet materiality requirements.

       On January 30, 1995, the corporation filed a current report on Form 8-K to report that it will take a special, one-time charge in the fourth quarter of fiscal 1994 to provide for a loss resulting from the write-down in the carrying value of its headquarters building in Coral Gables, Florida. The loss resulting from the write-down of the headquarters building carrying value of $8.7 million is due to management's decision to sell the Corporation's headquarters building.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WACKENHUT CORPORATION

Date: March 20, 1995          By:/s/ Richard C. DeCook
                                 ----------------------
                              Richard C. DeCook, Senior Vice President - Finance
                               and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 20,1995           /s/ George R. Wackenhut
                              -----------------------
                              GEORGE R. WACKENHUT, Chairman of the Board
                               and Chief Executive Officer (principal executive officer)

Date: March 20,1995           /s/ Richard C. DeCook
                              ---------------------
                              Richard C. DeCook, Senior Vice President - Finance
                               and Chief Financial Officer

Date: March 20, 1995          /s/ Juan D. Miyar
                              -----------------
                              Juan D. Miyar, Vice President - Accounting
                               Services and Corporate Controller (principal
                               accounting officer)




                              /s/ Julius W. Becton, Jr.*
                              -------------------------
                              JULIUS W. BECTON, JR.
                               Director

                              /s/ Richard G. Capen, Jr.*
                              -------------------------
                              RICHARD G. CAPEN, JR.
                              Director

                              /s/ Anne N. Foreman *
                              -------------------
                              ANNE N. FOREMAN
                              Director

                              /s/ Edward L. Hennessy, Jr. *
                              ---------------------------
                              EDWARD L. HENNESSY, JR.
                              Director

                              /s/  P. X. Kelley *
                              --------------------
                              PAUL X. KELLEY
                              Director

                              /s/ Robert Q. Marston *
                              ---------------------
                              ROBERT Q. MARSTON
                              Director

                              /s/ Jorge L. Mas Canosa *
                              -----------------------
                              JORGE L. MAS CANOSA
                              Director

                              /s/ Nancy Clark Reynolds *
                              ------------------------
                              NANCY CLARK REYNOLDS
                              Director

                              /s/ Thomas P. Stafford *
                              ----------------------
                              THOMAS P. STAFFORD
                              Director

                              /s/ George R. Wackenhut *
                              -----------------------
                              GEORGE R. WACKENHUT
                              Director

                              /s/ Richard R. Wackenhut *
                              ------------------------
                              RICHARD R. WACKENHUT
                              Director


Dated:  March 20, 1995        * By /s/ James P. Rowan
                              ------------------------
                              JAMES P. ROWAN, Attorney-in-fact

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
    The Wackenhut Corporation:

We have audited the accompanying consolidated balance sheets of The Wackenhut Corporation (a Florida corporation) and subsidiaries as of January 1, 1995 and January 2, 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three fiscal years in the period ended January 1, 1995. These financial statements and the schedule referred to below are the responsibility of the Corporation's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wackenhut Corporation and subsidiaries as of January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Miami, Florida,
    February 17, 1995.

                                                                   SCHEDULE VIII


                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE FISCAL YEARS ENDED JANUARY 1, 1995,
                       JANUARY 2, 1994 AND JANUARY 3, 1993

                                 (In thousands)


                                             Balance at   Charged to     Charged to    Deductions,     Balance at
                                             Beginning    Costs and       to Other        Actual         End of
Description                                  of Period     Expenses       Accounts      Charge-Offs      Period
- -------------------------------------------------------------------------------------------------------------------

YEAR ENDED JANUARY  1, 1995:


Allowance for doubtful accounts                    $687          $508         -                ($139)       $1,056
                                             ---------------------------------------------------------------------
                                             ---------------------------------------------------------------------


Valuation allowance -                            $2,632        -              -              ($2,482)         $150
Deferred tax asset
                                             ---------------------------------------------------------------------
                                             ---------------------------------------------------------------------



YEAR ENDED JANUARY 2, 1994:



Allowance for doubtful accounts                  $1,580          $735         -              ($1,628)         $687
                                             ---------------------------------------------------------------------
                                             ---------------------------------------------------------------------


Valuation allowance -                            $2,932        -                                (300)       $2,632
Deferred tax asset
                                             ---------------------------------------------------------------------
                                             ---------------------------------------------------------------------



YEAR ENDED JANUARY 3, 1993:



Allowance for doubtful accounts                    $430        $1,193         -                 ($43)       $1,580
                                             ---------------------------------------------------------------------
                                             ---------------------------------------------------------------------

Valuation allowance - Deferred tax asset         $2,348        -              $584           -              $2,932
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX

   Exhibit No.


     4(a)  Revolving Credit and Reimbursement Agreement by and among
           The Wackenhut Corporation, the Company - NationsBank of Florida, N. A., and Bank of America Illinois, as Lenders - and NationsBank of Florida, N.A., as Agent dated January 5,1995

     4(b)  Receivables Purchase Agreement dated as of January 5, 1995
           Among The Wackenhut Corporation, as Seller and
           Receivables Capital Corporation and Enterprise Funding
           Corporation, each as a Purchaser and Bank of America National Trust and Savings Association and NationsBank of North Carolina, N.A., each as a Managing Agent and Bank of America National Trust and Savings Association as the Administrative Agent

     4(c) $15,000,000 Credit Agreement dated as of December 12, 1994 between Wackenhut Corrections Corporation as Borrower and Barnett Bank of South Florida, N.A., as lender

     10(f) Amendment dated March 7, 1995 to the Amended and Restated Revolving Credit and Reimbursement Agreement between The Wackenhut Corporation and NationsBank of Florida, N.A., dated July 1, 1993

     13 Annual Report to shareholders for the year ended January 1, 1995, (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

     21     Subsidiaries of the Corporation



See Item 14(a)(3) for a complete listing of exhibits, including those exhibits not attached to this Form 10-K Annual Report but incorporated by reference to prior Form 10-K Annual Reports.