Form 10-Q
period 1995-04-02
WACKENHUT CORP
filed 1995-05-12
CIK 104030

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                           -----------------------
                                  FORM 10-Q


           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended April 2, 1995


                                       OR


           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.


             For the transition period from       to
                                           -------   -------

                       Commission file number   0-2514
                                                ------


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


      Registrant's telephone number, including area code (305) 666-5656
                                                        ---------------


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


                              Yes [ X ]  No [   ]


At April 2, 1995, 3,858,885 shares of Series A and 5,794,539 shares of Series B of the registrant's Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended April 2, 1995 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1995.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                        APRIL 2, 1995 AND APRIL 3, 1994
                      (In thousands except per share data)
                                  (UNAUDITED)


                                                                                       1995            1994
                                                                                 -----------------------------
REVENUES                                                                         $     194,832  $      174,537
                                                                                 -----------------------------
OPERATING EXPENSES:

Payroll and related taxes                                                              141,608         128,298
Other operating expenses                                                                50,169          42,944
                                                                                 -----------------------------
                                                                                       191,777         171,242
                                                                                 -----------------------------

OPERATING INCOME                                                                         3,055           3,295
                                                                                 -----------------------------
OTHER INCOME (EXPENSE):

Interest and receivable discount expense                                                  (737)           (987)
Interest and investment income                                                             325             426
                                                                                 -----------------------------
                                                                                          (412)           (561)
                                                                                 -----------------------------


INCOME BEFORE INCOME TAXES                                                               2,643           2,734

Provision for income taxes                                                                 898             959
Minority interest, net of income taxes                                                     371             117

Equity income of foreign affiliates, net of income taxes                                  (225)           (162)
                                                                                 -----------------------------

NET INCOME                                                                       $       1,599  $        1,820
                                                                                 =============================

EARNINGS PER SHARE                                                               $        0.17  $         0.19
                                                                                 =============================





                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       APRIL 2, 1995 AND JANUARY 1, 1995
                        (In thousands except share data)
                                  (UNAUDITED)


                                                                                              1995           1994
                                                                                        ----------------------------
                                         ASSETS


CURRENT ASSETS:
Cash and cash equivalents                                                               $      12,509  $     13,808
Accounts receivable (net of allowances for doubtful accounts
   of $1,334 in 1995 and $1,056 in 1994)                                                       70,252       100,425
Inventories, net                                                                                7,148         7,179
Other                                                                                          18,446        16,233
                                                                                        ---------------------------
                                                                                              108,355       137,645
                                                                                        ---------------------------

NOTES RECEIVABLE                                                                                1,570         1,646
                                                                                        ---------------------------

MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT
   of casualty reinsurance subsidiary                                                          10,902        11,495
                                                                                        ---------------------------

PROPERTY AND EQUIPMENT, at cost                                                                46,046        45,928
   Accumulated depreciation                                                                   (15,870)      (15,102)
                                                                                        ---------------------------
                                                                                               30,176        30,826
                                                                                        ---------------------------

DEFERRED TAX ASSET, NET                                                                         9,752        11,021
                                                                                        ---------------------------
OTHER ASSETS:
Investment in and advances to foreign affiliates, at cost, including equity
   in undistributed earnings of $2,674 in 1995 and $2,066 in 1994                               6,950         6,165
Other                                                                                          13,573        13,959
                                                                                        ---------------------------
                                                                                               20,523        20,124
                                                                                        ---------------------------

                                                                                        $     181,278  $    212,757
                                                                                        ===========================





                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       APRIL 2, 1995 AND JANUARY 1, 1995
                        (In thousands except share data)
                                  (UNAUDITED)


                                                                                              1995           1994
                                                                                        ------------------------------
                          LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Current portion of long-term debt                                                       $          10  $          -
Notes payable                                                                                   3,345         3,765
Accounts payable                                                                               14,809        14,839
Accrued payroll and related taxes                                                              28,331        25,761
Accrued expenses                                                                               19,406        20,609
Deferred tax liability, net                                                                       294           596
                                                                                        ---------------------------
                                                                                               66,195        65,570
                                                                                        ---------------------------

RESERVES FOR LOSSES of casualty reinsurance subsidiary                                         39,364        38,450
                                                                                        ---------------------------

LONG-TERM DEBT                                                                                  3,470        38,991
                                                                                        ---------------------------

OTHER                                                                                           4,657         4,029
                                                                                        ---------------------------

MINORITY INTEREST                                                                               9,071         8,258
                                                                                        ---------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                                                       -             -
Common stock, $.10 par value, 20,000,000 shares authorized;
Series A common stock, 3,858,885 issued                                                           386           386
Series B common stock, 5,794,539 issued                                                           579           579
Additional paid-in capital                                                                     38,919        38,919
Retained earnings                                                                              22,550        21,681
Cumulative translation adjustment                                                              (3,654)       (3,552)
Unrealized gain (loss) on marketable securities                                                  (259)         (554)
                                                                                        ---------------------------
                                                                                               58,521        57,459
                                                                                        ---------------------------

                                                                                        $     181,278  $    212,757
                                                                                        ===========================





                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
          FOR THE THIRTEEN WEEKS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                                  (UNAUDITED)


                                                                                        1995            1994
                                                                                   ------------------------------
CASH FLOWS PROVIDED BY (USED IN) (In thousands):

  OPERATING ACTIVITIES
Net Income                                                                         $         1,599 $        1,820
Adjustments -
  Depreciation expense                                                                       1,153          1,076
  Amortization expense                                                                       1,244          1,274
  Provision for bad debts                                                                      276            232
  Equity income, net of dividends                                                             (287)          (242)
  Minority interests in net earnings                                                           562            117
  Other                                                                                       (102)          (243)
Changes in assets and liabilities, net of acquisition and divestitures-
  (Increase) Decrease in assets:
    Accounts receivable                                                                        957          5,884
    Cash proceeds from sales of trade receivables                                           28,940         -
    Inventories                                                                               (560)        (1,424)
    Other current assets                                                                    (2,213)          (288)
    Marketable securities and certificates of deposit                                         (199)          (762)
    Other assets                                                                              (251)          (350)
    Deferred tax asset                                                                       1,269           (408)
  Increase (Decrease) in liabilities:
    Accounts payable and accrued expenses                                                   (1,549)        (4,615)
    Accrued payroll and related taxes                                                        2,570          3,168
    Deferred tax liability - current                                                          (302)           521
    Accrued retirement benefits and deferred compensation liabilities                          628             93
    Reserve for losses of casualty reinsurance subsidiary                                      914            894
                                                                                   ------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   34,649          6,747
                                                                                   ------------------------------
  INVESTING ACTIVITIES
  Net proceeds from sale of subsidiary's common stock                                          246         -
  Payments on notes receivable                                                                  76             72
  Payment for acquisitions, net of cash acquired                                                 -           (931)
  Investment in and advances to foreign affiliates                                            (177)           507
  Capital expenditures                                                                        (503)          (518)
  Proceeds from sale of marketable securities of reinsurance subsidiary                      1,087          1,633
  Deferred charge expenditures                                                                 (16)           (65)
                                                                                   ------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                          713            698
                                                                                   ------------------------------

                                  (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
          FOR THE THIRTEEN WEEKS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                                 (In thousands)
                                  (UNAUDITED)
                                  (Continued)


                                                                                         1995           1994
                                                                                   ------------------------------
CASH FLOWS PROVIDED BY (USED IN):
  FINANCING ACTIVITIES
  Proceeds from issuance of debt                                                            -              30,659
  Payments on debt                                                                         (35,931)       (33,633)
  Dividends paid                                                                              (730)          (694)
                                                                                   ------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                      (36,661)        (3,668)
                                                                                   ------------------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                          (1,299)         3,777
Cash and Cash Equivalents, at beginning of year                                             13,808          7,821
                                                                                   ------------------------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                          $        12,509 $       11,598
                                                                                   ==============================
SUPPLEMENTAL DISCLOSURES


CASH PAID DURING THE YEAR FOR:
Interest                                                                           $           773 $          927
Income taxes                                                                       $            34 $           70





                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1995. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

1.  ACCOUNTS RECEIVABLE

In January 1995, the corporation entered into a $40,000,000, three year, revolving trade receivable securitization facility agreement to sell undivided fractional interests in a pool of eligible receivables. At April 2, 1995 $28,940,000 had been sold, and is presented as a reduction in accounts receivable in the accompanying balance sheet and as providing operating cash flow in the Consolidated Statement of Cash Flows. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. The corporation will retain substantially the same risk of credit loss as if the receivables had not been sold. Such costs are included in "Interest and receivable discount expense," in the Consolidated Statement of Income. In January 1995, the corporation also prepaid the outstanding balance of the first mortgage note on the headquarters building with proceeds from the sale of eligible trade accounts receivable.


2.  LONG-TERM DEBT

 Long-term debt consisted of the following (in thousands):

                                                                                     APRIL 2,      JANUARY 1,
                                                                                      1995           1995
                                                                                 ----------------------------
 Revolving loans - 7.0% in 1995 and 1994                                         $        200  $       20,450
 First mortgage note on headquarters building - 7.1%                                      -            16,060
 Mortgage notes on buildings of international subsidiaries, varying
   interest rates from 11.0% to 11.4%, due in 2002                                        702             947
 Secured credit lines and other debt, principally of Australasian
   Correctional Management Pty., Ltd., varying interest rates
   from 5.9% to 8.0% due 1997 to 2009                                                     735           1,412
 Other debt principally related to international subsidiaries                           1,843             122
                                                                                 ----------------------------
                                                                                        3,480          38,991
       Less - Current portion of long-term debt                                           (10)            -
                                                                                 ----------------------------
                                                                                 $      3,470  $       38,991
                                                                                 ============================

3.  BUSINESS SEGMENTS

WACKENHUT CORRECTIONS CORPORATION

The corporation's principal business consists of security guard services to commercial and governmental clients. A subsidiary of the corporation, Wackenhut Corrections Corporation ("WCC"), provides facility management and construction services to detention and correctional facilities. WCC operates in a different industry segment than other divisions of the corporation. A summary of financial data of WCC is presented below:

                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                            April 2, 1995    April 3, 1994
                                                            -------------    -------------
Revenues
     Facility management                                         $21,631          $19,113
     Construction and design                                       6,883            3,782
                                                                 -------          -------
                                                                  28,514           22,895
                                                                 -------          -------

Operating income before general corporate office expenses          2,306            1,655
Equity loss of affiliates, net of income taxes                        78                -

Assets at April 2, 1995 and January 1, 1995                       31,474           30,333
Capital expenditures                                                 443               82
Depreciation expense                                                 185              140

Identifiable assets of equity affiliates at April 2, 1995 and
  January 1, 1995                                                  1,775            3,420

NON-U.S. OPERATIONS

A summary of financial data for foreign operations is shown below. Non-U.S. operations of the corporation and its subsidiaries are conducted primarily in South America and Australia. Profit is before the allocation of corporate office general and administrative expenses and income taxes.


                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                            April 2, 1995    April 3, 1994
                                                            -------------    -------------


Revenues                                                         $30,672          $25,371
Income before general corporate office expense and
  income taxes                                                     1,688              958
Assets at April 2, 1995 and January 1, 1995                       51,945           48,893

The corporation carries its investments in affiliates (20% to 50% owned) on the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earning to the corporation are provided currently. Minority interest in consolidated foreign subsidiaries have been reflected net of applicable income taxes on the accompanying financial statements for 1995 and 1994.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 for discussion and analysis of information pertaining to the Corporation's financial condition.

RESULTS OF OPERATIONS

PERIOD-TO-PERIOD COMPARISONS (1ST QUARTER 1995 VERSUS 1ST QUARTER 1994)

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.

Consolidated revenues increased $20,295,000 (11.6%) in the first quarter of 1995 compared to the same quarter in 1994. This increase is principally attributed to the Security Services Division which reported an increase in revenues of $12,562,000 from new national contracts.

Wackenhut Corrections Corporation reported increased construction and design revenues of $3,100,000 related to the Moore Haven and South Bay (Florida) contracts and increased facility management revenues of $2,518,000 related to the Coke County and Lockhart Female (Texas) facilities. The Food Services Division reported increased revenues of $3,600,000 attributable to new contracts acquired during 1994 and 1995.

Payroll and related taxes increased $13,310,000 (10.4%) compared to 1994 as a result of the growth in business from the new security contracts. Other operating expenses increased $7,225,000 (16.8%) in the first quarter of 1995 compared to the same period last year. This increase was due primarily to revenue growth and related increases of $2,859,000 in correctional facilities construction, management and operating expenses, as well as a $2,321,000 increase in food costs associated with new contracts. General increases in other operating expenses were experienced by domestic, government and international operations contributing to the remaining increase in this expense category.

Operating income decreased $240,000 (7.3%) during the first quarter of 1995 compared to the same period last year. A significant portion of the decrease in operating income can be attributed to the absence of one-time profits from the American Airlines strike and the Florida Department of Transportation
Interstate Highway contract which were reported in the first quarter of 1994 by the Security Services Division. The remainder of the decrease was primarily due to increased business development costs in the Government Services Group which have resulted from efforts to capitalize on opportunities in the privatization of government services.

THE WACKENHUT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Interest and receivable discount expense decreased $250,000 due to reductions in funding requirements partially offset by increased interest rates. Interest and investment income decreased $101,000 during the first quarter of 1995 compared to the same period in 1994 principally due to a decrease in fixed income securities investment holdings. Minority interest increased $254,000, net of applicable taxes, during the same period in 1995 compared to 1994 reflecting the public ownership in the earnings of Wackenhut Corrections Corporation and an increase in profits from foreign affiliates.

Net income was $1,599,000 in the first quarter of 1995, compared to $1,820,000 in the same period in 1994. The combined Federal and state effective income tax rates of 34% and 35% for the first quarter of 1995 and 1994 respectively, included reductions in the statutory corporate tax rate attributable to targeted job credits, tax exempt interest and capital loss carryforwards.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the first quarter of 1994, the Corporation and its insurance carriers settled a $6,000,000 judgment for $4,500,000. The Corporation's insurance carriers contributed funds for that settlement, but these carriers dispute their legal obligation for the amounts paid. In the opinion of management, after consultation with outside counsel, it is more likely than not that the judgment will be covered by the Corporation's insurance carriers. In a second Case, a former employee has obtained a $1.8 million judgment against the Corporation comprised almost entirely of punitive damages. The Corporation is cautiously optimistic that its appeal will result in the diminution of the punitive damages awarded. Finally, in a case alleging tortious interference with contract and other related torts, plaintiff claims multimillion dollar damages, which the insurance carrier for the Corporation has denied coverage. The Corporation denies these claims and intends to vigorously defend the action. While there can be no assurance that reserves provided by the Corporation are adequate, management has made its best estimate of the potential exposure in these matters.

The nature of the Corporation's business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no other pending legal proceedings that would have a material effect on the consolidated financial statements of the Corporation.


ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - The Corporation filed a Form 8-K dated January 30, 1995 to report that it would take a special, one-time charge of $8.7 million in the fourth quarter of fiscal 1994 to provide for a loss resulting from the write-down in the carrying value of its headquarters building in Coral Gables, Florida. This charge resulted from management's decision to sell the Corporation's headquarters building.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     THE WACKENHUT CORPORATION


DATE:         May 12, 1995           /s/ Richard C. DeCook
                                     ------------------------------------------
                                     Richard C. DeCook, Senior Vice President -
                                     Finance and Chief Financial Officer
                                     (Duly Authorized Officer)


DATE:         May 12, 1995           /s/ Juan D. Miyar
                                     ------------------------------------------
                                     Juan D. Miyar, Vice President - Accounting
                                     Services and Corporate Controller
                                     (Principal Accounting Officer)