Form 10-K/A
period 1995-01-01
WACKENHUT CORP
filed 1995-07-20
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 1, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

                         COMMISSION FILE NUMBER 1-05450
                                                -------

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

      Registrant's telephone number, including area code: (305) 666-5656
                                                          --------------
          Securities registered pursuant to Section 12(b)of the Act:

        Title of each class            Name of each exchange on which registered
Common Stock, Series A, $.10 par value         New York Stock Exchange
- --------------------------------------         -----------------------
Common Stock, Series B, $.10 par value         New York Stock Exchange
- --------------------------------------         -----------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant's Annual Report to Shareholders for the fiscal year ended January 1, 1995 are incorporated by reference into Parts II and IV of this report.
Parts of the registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.

                          EXHIBIT INDEX IS ON PAGE 17
                                 Page 1 of 403

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

The corporation had record revenues of $747.7 million for fiscal 1994, or an increase of $83.5 million (13%). The increase in revenues over fiscal 1993 was due principally to the Security Services Division, which reported an increase in revenues of $37.6 million over fiscal 1993 and to Wackenhut Corrections Corporation whose 1994 revenues exceeded 1993 revenues by $42.7 million . Operating income was $6.6 million in 1994, and net income was $1.4 million, primarily due to a charge against earnings of $8.7 million ($5.4 million after income taxes) in the fourth quarter of 1994 to write-down the carrying value of the corporation's headquarters building and an extraordinary charge of $1.4 million ($887,000 after income taxes) for the early retirement of senior debt.

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

SECURITY GUARD SERVICES

The corporation furnishes security officers (armed and unarmed) to protect its clients' property against fire, theft, intrusion, vandalism, and other physical harm. Specialized physical security services offered by the corporation include executive protection, crash-fire-rescue services and fire protection services at airports and governmental installations, pre-departure screening of passengers and luggage at airport terminals and emergency and security services during natural disasters and labor-management disputes. The corporation also provides security consulting services to survey, analyze and minimize client security problems and trains security officers and fire and crash-fire-rescue personnel employed by its clients.

The contracts of the corporation with private industry for security guard services usually are for a term of one year with automatic renewal from year to year unless terminated by either party. Most of these contracts are subject to termination by either party on thirty days prior notice. Billing rates are based on a specified rate per hour and generally are subject to renegotiation or escalation if related costs increase because of changes in mini-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  Report of Independent Certified Public Accountants  ---  Page 15

         The following consolidated financial statements of the corporation, included in the Registrant's Annual Report to its Shareholders for the fiscal year ended January 1, 1995 are incorporated by reference in
         Item 8:

         Consolidated Balance Sheets - January 1, 1995 and January 2, 1994

         Consolidated Statements of Income - Fiscal years ended January 1,
           1995, January 2, 1994 and January 3, 1993.

         Consolidated Statements of Cash Flows - Fiscal years ended January 1,
           1995, January 2, 1994 and January 3, 1993.

         Consolidated Statements of Shareholders' Interest - Fiscal years ended
           January 1, 1995, January 2, 1994 and January 3, 1993.

         Notes to Consolidated Financial Statements

         With the exception of the information incorporated by reference from the 1994 Annual Report to Shareholders in Items 5, 6, 7, 8, and 14 of Parts II and IV of this Form 10-K, the Registrant's 1994 Annual Report to shareholders is not to be deemed filed as a part of the Report.

         2.  Financial Statement Schedules

         Schedule VIII - Valuation and Qualifying Accounts --- Page 16

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

         Exhibit 4(a) - Revolving Credit and Reimbursement Agreement by and among The Wackenhut Corporation, the company - NationsBank of Florida,
         N. A., and Bank of America Illinois, as Lenders - and NationsBank of Florida, N.A., as Agent dated January 5, 1995.

         Exhibit 4(b) - Receivables Purchase Agreement dated as of January 5, 1995 Among The Wackenhut Corporation, as Seller, and Receivables Capital Corporation and Enterprise Funding Corporation, each as a Purchaser and Bank of America National Trust and Savings Association and NationsBank of North Carolina, N.A., each as a Managing Agent and Bank of America National Trust and Savings Association as the Administrative Agent.

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

         Exhibit 13 - Annual Report to Shareholders for the year ended January 1, 1995, beginning with page 21 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

         Exhibit 13(a) - Amended pages to Annual Report to Shareholders for the year ended January 1, 1995, beginning with page 22 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

         Exhibit 21 - Subsidiaries of the Corporation.

         Exhibit 23 - Power of Attorneys for Directors Julius W. Becton,
         Richard G. Capen, Anne N. Foreman, Edward L. Hennessy, Jr.,
         P.X. Kelley, Robert Q. Marston, Jorge Mas Canosa, Nancy Clark Reynolds, Thomas P. Stafford, George R. Wackenhut and Richard R. Wackenhut.

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

THE WACKENHUT CORPORATION

Date: July 20, 1995       By:/s/ Richard C. DeCook
                             -----------------------------------------------
                          Richard C. DeCook, Senior Vice President - Finance
                            and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 20,1995        /s/ George R. Wackenhut
                          -----------------------------------------------------------
                          George R. Wackenhut, Chairman of the Board
                            and Chief Executive Officer (principal executive officer)

Date: July 20,1995        /s/ Richard C. DeCook
                          --------------------------------------------------
                          Richard C. DeCook, Senior Vice President - Finance
                            and Chief Financial Officer

Date: July 20, 1995       /s/ Juan D. Miyar
                          ---------------------------------------------------------
                          Juan D. Miyar, Vice President - Accounting Services
                            and Corporate Controller (principal accounting officer)



                          /s/ Julius W. Becton, Jr.*
                          -------------------------
                          JULIUS W. BECTON, JR.
                          Director

                          /s/ Richard G. Capen, Jr.*
                          -------------------------
                          RICHARD G. CAPEN, JR.
                          Director

                          /s/ Anne N. Foreman*
                          -------------------
                          ANNE N. FOREMAN
                          Director

                          /s/ Edward L. Hennessy, Jr. *
                          ---------------------------
                          EDWARD L. HENNESSY, JR.
                          Director

                          /s/ P. X. Kelley *
                          --------------------
                          PAUL X. KELLEY
                          Director

                                           /s/ Robert Q. Marston *
                                           ---------------------
                                           ROBERT Q. MARSTON
                                           Director

                                           /s/ Jorge L. Mas Canosa *
                                           -------------------------
                                           JORGE L. MAS CANOSA
                                           Director

                                           /s/ Nancy Clark Reynolds*
                                           ------------------------
                                           NANCY CLARK REYNOLDS
                                           Director

                                           /s/ Thomas P. Stafford *
                                           ----------------------
                                           THOMAS P. STAFFORD
                                           Director

                                           /s/ George R. Wackenhut *
                                           -----------------------
                                           GEORGE R. WACKENHUT
                                           Director

                                           /s/ Richard R. Wackenhut*
                                           ------------------------
                                           RICHARD R. WACKENHUT
                                           Director


Dated:  July  20, 1995                     *By /s/ James P. Rowan
                                           ------------------------
                                           JAMES P. ROWAN, Attorney-in-fact