Form 10-Q
period 1995-07-02
WACKENHUT CORP
filed 1995-08-15
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------
                                   FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 2, 1995

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from          to
                                              --------    --------

                         Commission file number 1-5450
                                                ------

                           THE WACKENHUT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                 59-0857245
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

 1500 San Remo Avenue, Coral Gables, FL                     33146
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

                             Yes [ X ]  No [   ]

At August 2, 1995, 3,858,885 shares of Series A and 5,794,539 shares of Series B of the registrant's Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended July 2, 1995 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1995.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                         JULY 2, 1995 and JULY 3, 1994
                      (In thousands except per share data)
                                  (UNAUDITED)

                                                                 1995          1994
                                                              ------------------------
REVENUES                                                      $ 193,371      $ 175,016
                                                              ------------------------

OPERATING EXPENSES:
Payroll and related taxes                                       140,664        133,085
Other operating expenses                                         48,740         37,981
                                                              ------------------------
                                                                189,404        171,066
                                                              ------------------------

OPERATING INCOME                                                  3,967          3,950
                                                              ------------------------

OTHER INCOME (EXPENSE):
Interest and receivable discount expense                           (758)        (1,057)
Interest and investment income                                      330            346
                                                              ------------------------
                                                                   (428)          (711)
                                                              ------------------------

INCOME BEFORE INCOME TAXES                                        3,539          3,239

Provision for income taxes                                        1,300          1,134
Minority interest, net of income taxes                              667            151
Equity income of foreign affiliates, net of income taxes           (154)             1
                                                              ------------------------

NET INCOME                                                    $   1,726      $   1,953
                                                              ========================

EARNINGS PER SHARE                                            $    0.17      $    0.20
                                                              ========================

                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JULY 2, 1995 AND JULY 3, 1994
                      (In thousands except per share data)
                                  (UNAUDITED)

                                                                 1995          1994
                                                              ------------------------
REVENUES                                                      $ 383,163      $ 345,991
                                                              ------------------------

OPERATING EXPENSES:
Payroll and related taxes                                       282,272        261,383
Other operating expenses                                         93,869         77,363
                                                              ------------------------
                                                                376,141        338,746
                                                              ------------------------

OPERATING INCOME                                                  7,022          7,245
                                                              ------------------------

OTHER INCOME (EXPENSE):
Interest and receivable discount expense                         (1,495)        (2,044)
Interest and investment income                                      655            772
                                                              ------------------------
                                                                   (840)        (1,272)
                                                              ------------------------

INCOME BEFORE INCOME TAXES                                        6,182          5,973

Provision for income taxes                                        2,198          2,093
Minority interest, net of income taxes                            1,038            268
Equity income of foreign affiliates, net of income taxes           (379)          (161)
                                                              ------------------------

NET INCOME                                                    $   3,325      $   3,773
                                                              ========================

EARNINGS PER SHARE                                            $    0.34      $    0.39
                                                              ========================

                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JULY 2, 1995 AND JANUARY 1, 1995
                        (In thousands except share data)
                                  (UNAUDITED)

                                                                                   1995         1994
                                                                               ------------------------
                                ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                      $   10,928    $   13,808
Accounts receivable, less allowance for doubtful accounts
 of $1,465 in 1995 and $1,056 in 1994                                              72,944       100,425
Inventories                                                                         7,612         7,179
Other                                                                              16,305        16,233
                                                                               ------------------------
                                                                                  107,789       137,645
                                                                               ------------------------

NOTES RECEIVABLE                                                                    1,493         1,646
                                                                               ------------------------

MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT
 of casualty reinsurance subsidiary                                                10,888        11,495
                                                                               ------------------------

PROPERTY AND EQUIPMENT, at cost                                                    46,477        45,928
 Accumulated depreciation                                                         (16,187)      (15,102)
                                                                               ------------------------
                                                                                   30,290        30,826
                                                                               ------------------------

DEFERRED TAX ASSET, net                                                             8,524        11,021
                                                                               ------------------------

OTHER ASSETS:
Investment in and advances to foreign affiliates, at cost, including equity
 in undistributed earnings of $2,881 in 1995 and $2,066 in 1994                     8,267         6,165
Other                                                                              19,253        13,959
                                                                               ------------------------
                                                                                   27,520        20,124
                                                                               ------------------------

                                                                               $  186,504    $  212,757
                                                                               ========================

                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JULY 2, 1995 AND JANUARY 1, 1995
                        (In thousands except share data)
                                  (UNAUDITED)

                                                                 1995          1994
                                                              ------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                             $      10      $       -
Notes payable                                                     7,246          3,765
Accounts payable                                                 14,257         14,839
Accrued payroll and related taxes                                25,950         25,761
Accrued expenses                                                 18,829         20,609
Deferred tax liability, net                                         208            596
                                                              ------------------------
                                                                 66,500         65,570
                                                              ------------------------

RESERVES FOR LOSSES of casualty reinsurance subsidiary           40,330         38,450
                                                              ------------------------

LONG-TERM DEBT                                                    4,915         38,991
                                                              ------------------------

OTHER                                                             4,829          4,029
                                                              ------------------------

MINORITY INTEREST                                                10,174          8,258
                                                              ------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                         -              -
Common stock, $.10 par value, 20,000,000 shares authorized;           -              -
Series A common stock, 3,858,885 issued                             386            386
Series B common stock, 5,794,539 issued                             579            579
Additional paid-in capital                                       39,191         38,919
Retained earnings                                                23,552         21,681
Cumulative translation adjustment                                (3,757)        (3,552)
Unrealized gain (loss) on marketable securities                    (195)          (554)
                                                              ------------------------
                                                                 59,756         57,459
                                                              ------------------------

                                                              $ 186,504      $ 212,757
                                                              ========================


                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 1995 AND JULY 3, 1994
                                 (In thousands)
                                  (UNAUDITED)

                                                                                   1995         1994
                                                                               ------------------------
CASH FLOWS (USED IN) PROVIDED BY
 OPERATING ACTIVITIES:
Net Income                                                                     $    3,325    $    3,773
Adjustments -
 Depreciation expense                                                               2,254         2,088
 Amortization expense                                                               3,780         2,724
 Provision for bad debts                                                              584           356
 Equity (income) loss, net of dividends                                              (473)          290
 Minority interests in net earnings                                                 1,573           268
 Other                                                                               (205)          (74)
Changes in assets and liabilities, net of acquisitions and divestitures -
Decrease (increase) in assets:
  Accounts receivable                                                              (8,031)        5,147
  Inventories                                                                      (2,887)       (3,357)
  Other current assets                                                                (72)       (2,978)
  Marketable securities and certificates of deposit                                  (240)       (1,190)
  Other assets                                                                     (5,128)        1,840
  Deferred tax asset                                                                2,497          (447)
(Decrease) increase in liabilities:
  Accounts payable and accrued expenses                                            (2,987)       (2,692)
  Accrued payroll and related taxes                                                   189         2,051
  Deferred tax liability - current                                                   (388)          496
  Accrued retirement benefits and deferred compensation liability                     800           439
  Reserve for losses of casualty reinsurance subsidiary                             1,880           940
                                                                               ------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (3,529)        9,674
                                                                               ------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Net proceeds from sale of Wackenhut Corrections Corporation stock                    897             -
 Payments on notes receivable                                                         153           146
 Payment for acquisitions, net of cash                                                  -          (935)
 Investment in and advances to foreign affiliates                                  (1,286)         (256)
 Capital expenditures                                                              (1,718)       (2,638)
 Proceeds from sale of marketable securities of reinsurance subsidiary              1,206           757
 Deferred charge expenditures                                                      (1,492)         (645)
                                                                               ------------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (2,240)       (3,571)
                                                                               ------------------------

                                  (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 1995 AND JULY 3, 1994
                                 (In thousands)
                                  (UNAUDITED)
                                  (Continued)

                                                                                  1995         1994
                                                                               ------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
 Proceeds from issuance of debt                                                    64,657        72,059
 Payments on debt                                                                 (95,242)      (76,824)
 Cash proceeds from sales of trade receivables                                     34,928             -
 Dividends paid                                                                    (1,454)       (1,390)
                                                                               ------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 2,889        (6,155)
                                                                               ------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,880)          (52)
Cash and Cash Equivalents, at beginning of period                                  13,808         7,821
                                                                               ------------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                    $   10,928    $    7,769
                                                                               ========================


SUPPLEMENTAL DISCLOSURES

CASH PAID DURING THE PERIOD FOR:
Interest                                                                       $    1,451    $    1,973
Income taxes                                                                   $    2,143    $       92

NON-CASH FINANCING ACTIVITY:
Additional minority interests liability due to change in ownership in
 Wackenhut Corrections Corporation                                             $      623    $        -


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

2. ACCOUNTS RECEIVABLE

In January 1995, the corporation entered into a $40,000,000, three year, revolving trade receivable securitization facility agreement to sell undivided fractional interests in a pool of eligible receivables. At July 2, 1995, $34,928,000 had been sold, and is presented as a reduction in accounts receivable in the accompanying balance sheet and as providing cash flow in the Consolidated Statement of Cash Flows. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest and receivable discount expense," in the Consolidated Statement of Income. In January 1995, the corporation also prepaid the outstanding balance of the first mortgage note on the headquarters building with proceeds from the sale of eligible trade accounts receivable.

3. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                                                  JULY 2,    January 1,
                                                                                   1995         1994
                                                                               ------------------------
Revolving loans - 6.8% in 1995 and 7.0% 1994                                   $    2,050    $   20,450
First mortgage note on headquarters building - 7.1%                                     -        16,060
Mortgage notes on buildings of international subsidiaries, varying
 interest rates from 11.0% to 11.4%, due in 2002                                      752           947
Secured credit lines and other debt, principally of Australasian
 Correctional Management Pty., Ltd., varying interest rates
 from 5.9% to 8.5%, due 1997 to 2009                                                  710         1,412
Other debt principally related to international subsidiaries                        1,413           122
                                                                               ------------------------
                                                                                    4,925        38,991
Less - Current portion of long-term debt                                              (10)            -
                                                                               ------------------------
                                                                               $    4,915    $   38,991
                                                                               ========================

4. BUSINESS SEGMENTS

SECURITY GUARD SERVICES AND CORRECTIONAL SERVICES

The corporation's principal business consists of security guard services to commercial and governmental clients. A subsidiary of the corporation, Wackenhut Corrections Corporation ("WCC"), provides facility management and construction services to detention and correctional facilities.

                                                               TWENTY-SIX WEEKS ENDED
(THOUSANDS OF DOLLARS)                                      JULY 2, 1995    JULY 3, 1994
                                                            ------------    ------------
REVENUES:
    Security guard services                                   $ 337,119      $ 305,803
    Correctional services                                        46,044         40,188
                                                              ---------      ---------
        Total revenues                                          383,163        345,991
                                                              ---------      ---------

OPERATING INCOME:
    Security guard services                                       3,614          5,302
    Correctional services                                         3,408          1,943
                                                              ---------      ---------
        Total operating income                                    7,022          7,245
                                                              ---------      ---------

EQUITY INCOME (LOSS) OF AFFILIATES, NET OF TAXES:
    Security guard services                                         477            271
    Correctional services                                           (98)          (110)
                                                              ---------      ---------
        Total equity income                                         379            161
                                                              ---------      ---------

CAPITAL EXPENDITURES:
    Security guard services                                       1,085          2,574
    Correctional services                                           633             64
                                                              ---------      ---------
        Total capital expenditures                                1,718          2,638
                                                              ---------      ---------

DEPRECIATION AND AMORTIZATION EXPENSE:
    Security guard services                                       5,023          4,037
    Correctional services                                         1,011            775
                                                              ---------      ---------
        Total expenses                                            6,034          4,812
                                                              ---------      ---------

IDENTIFIABLE ASSETS AT JULY 2, 1995 AND JANUARY 1, 1995:
    Security guard services                                     152,054        184,739
    Correctional services                                        34,450         28,018
                                                              ---------      ---------
        Total identifiable assets                               186,504        212,757
                                                              ---------      ---------

DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is shown below. Non-U.S. Operations of the corporation and its subsidiaries are conducted primarily in South American and Australia. The corporation carries its investments in affiliates (20% to 50% owned) under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the corporation are provided currently. Minority interest in consolidated foreign subsidiaries have been reflected net of applicable income taxes on the accompanying financial statements for 1995 and 1994.

                                                               TWENTY-SIX WEEKS ENDED
(THOUSANDS OF DOLLARS)                                      JULY 2, 1995    JULY 3, 1994
                                                            ------------    ------------
REVENUES:
    Domestic operations                                       $ 320,984      $ 294,589
    International operations                                     62,179         51,402
                                                              ---------      ---------
        Total revenues                                          383,163        345,991
                                                              ---------      ---------

OPERATING INCOME:
    Domestic operations                                           4,899          5,270
    International operations                                      2,123          1,975
                                                              ---------      ---------
        Total operating income                                    7,022          7,245
                                                              ---------      ---------

EQUITY INCOME (LOSS) OF AFFILIATES, NET OF TAXES:
    Domestic operations                                               -              -
    International operations                                        379            161
                                                              ---------      ---------
        Total equity income                                         379            161
                                                              ---------      ---------

CAPITAL EXPENDITURES:
    Domestic operations                                           1,277          1,714
    International operations                                        441            924
                                                              ---------      ---------
        Total capital expenditures                                1,718          2,638
                                                              ---------      ---------

DEPRECIATION AND AMORTIZATION EXPENSE:
    Domestic operations                                           4,788          3,864
    International operations                                      1,246            948
                                                              ---------      ---------
        Total expenses                                            6,034          4,812
                                                              ---------      ---------

IDENTIFIABLE ASSETS AT JULY 2, 1995 AND JANUARY 1, 1995:
    Domestic operations                                         144,248        181,933
    International operations                                     42,256         30,824
                                                              ---------      ---------
        Total identifiable assets                               186,504        212,757
                                                              ---------      ---------

THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 for discussion and analysis of information pertaining to the Corporation's financial condition.

RESULTS OF OPERATIONS

PERIOD-TO-PERIOD COMPARISONS (2ND QUARTER 1995 VERSUS 2ND QUARTER 1994)

Consolidated revenues increased $18.4 million (10%) for the second quarter of 1995 compared to the same quarter in 1994. The Corporation's business is divided into two major segments: security guard and correctional services. The two business segments of the Corporation conduct their businesses principally in the United States, although they also conduct a significant portion of their business overseas.

The Corporation's security guard services revenues increased by $16.6 million (11%), from $154.2 million to $170.8 million during the second quarter of 1995 compared to the same period last year. The increase was attributed principally to increases in domestic security guard service revenues which increased $8.4 million over the comparable period last year due principally to new business, including national contracts with IBM and Northern Telecom. The food services division continued to expand its revenue base and recorded an increase in revenues of $3.8 million (68%) attributable to 8 new contracts acquired in the second half of 1994 and in the first quarter of 1995. The Corporation's international security services revenues increased $4.8 million in the second quarter of 1995 compared to the same quarter last year. The Corporation continued to expand its revenue base in Latin America and Eastern Europe. Revenues increased in Chile, Uruguay, and Russia due to new branch openings in Krasnodar and St. Petersburg.

The Corporation's correctional services revenues are derived principally from the management and construction of correctional facilities. In addition, the corrections division has a wholly-owned subsidiary in Australia and participates in a partnership in the United Kingdom. Correctional services revenues were $1.7 million higher in the second quarter of 1995 compared to the second quarter of 1994. This increase was attributed principally to new facility management contracts in Coke County and Lockhart, Texas which started in October and August 1994, respectively. In addition, the division derived additional revenues from management of the construction of the Moore Haven and South Bay correctional facilities located in Florida. Revenues of the Australian subsidiary of Wackenhut Corrections Corporation ("WCC") amounted to $6.2 million for the second quarter of 1995 compared with $5.1 million for the same period last year. The increase is primarily due to expansion of the Arthur Gorrie Correctional Center in Queensland, Australia and an increase in compensated resident days between the two periods compared.

Payroll and related taxes increased $7.6 million (6%) compared to the second quarter of 1994, and other operating expenses increased $10.8 million (28%). The increase in labor costs was consistent with the growth in revenues of the security guard services business, whereas the increase in other operating expenses was attributable principally to higher revenues of the food and corrections services divisions which are less labor intensive than other aspects of the Corporation's business.

Operating income in the second quarter of 1995 was only $17,000 higher than for the same quarter in 1994. Operating income of the security guard services business was $795,000 lower during this quarter due primarily to a decrease in award fee revenues from a contract with the Department of Energy as a result of lower than expected ratings at one facility. In addition, the loss of two contracts with the Department of Labor for the administration of two Job Corps Centers represented a decrease of approximately $339,000 in operating income. The international security guard services business also recorded lower operating income in the second quarter of 1995 compared to the same quarter last year as a result of higher administrative expenses associated with new business development, principally in the Far East and Africa. These decreases were partially offset by an improvement in the profit contribution of the domestic security guard services business.

Operating income of the correctional services business increased $812,000 during the quarter. New facilities under management increased the number of beds under contracts to 15,500. The Australian subsidiary of WCC contributed $323,000 to the increase in operating income of the correctional services business during this quarter as a result of the increased beds under contract at the Arthur Gorrie facility during 1995. Additional operating income was derived from management of construction projects mentioned above.

Other expense was $283,000 lower in the second quarter of this year than for the same period last year, principally due to the decrease of $299,000 in interest and receivable discount expense. The Corporation benefited from a reduction in funding requirements, although this benefit was partially offset by higher interest rates.

The combined Federal and state effective income tax rate of 36.7% and 35% for the second quarter of 1995 and 1994 respectively, included reductions attributable to tax exempt interest, capital loss carryforwards and targeted job credits. The effective tax rate was higher in the second quarter of 1995 than for the comparable period last year due to a reduction in targeted job credits.

Minority interest (net of income taxes) increased $516,000 during the second quarter of 1995 compared to 1994 reflecting the increase in public ownership in WCC.

Equity income of foreign affiliates (net of income taxes) was $155,000 higher this quarter, when compared to the same quarter in 1994. First, equity income of international affiliates of the security guard services business increased $65,000 during the quarter. The improvement was attributable principally to affiliates in Argentina and Greece. In addition, losses of the correctional services partnership in the United Kingdom were significantly less than those for the second quarter of 1994.

Net income was $227,000 (12%) lower for the second quarter of 1995 than for the same quarter in 1994 due to the factors mentioned above.

PERIOD-TO-PERIOD COMPARISONS (FIRST HALF FISCAL 1995 VERSUS FIRST HALF FISCAL
1994)

Consolidated revenues increased $37.2 million (11%) for the first half of 1995 compared to the same period in 1994.

The Corporation's security guard services revenues increased by $31.3 million (10%), from $305.8 million to $337.1 million during the first half of 1995 compared to the same period last year. The increase was attributed principally to increases in domestic security guard service revenues which increased $23.8 million over the comparable period last year due principally to new business, including national contracts with IBM and Northern Telecom. The food services division continued to expand its revenue base and recorded an increase in revenues of $7.4 million (72.0%) attributable to 8 new contracts acquired in the second half of 1994 and in the first quarter of 1995. International security guard services revenues increased $8.5 million in the first half of 1995 compared to the same period last year. The Corporation continued to expand its revenue base in Latin America and Eastern Europe. Revenue increased in Chile, Uruguay, and Russia, due to new branch openings in Krasnodar and St. Petersburg.

Correctional services revenues were $5.9 million higher in the first half of 1995 compared to the first half of 1994. This increase was attributed principally to new facility management contracts in Coke County and Lockhart, Texas which started in October and August 1994, respectively. In addition, the division derived additional revenues from management of the construction of the Moore Haven and South Bay facilities. Revenues of the Australian subsidiary of WCC amounted to $12.7 million for the first half of 1995 compared with $10.4 million for the same period last year. The increase is primarily due to the Gorrie facility expansion and continued increase in compensated resident days between the two periods compared.

Payroll and related taxes increased $20.9 million (8.0%) compared to the first half of 1994, and other operating expenses increased $16.5 million (21.3%). The increase in labor costs was consistent with the growth in revenues of the security guard services business, whereas the increase in other operating expenses was attributable principally to higher revenues of the food and corrections services divisions which are less labor intensive than other aspects of the Corporation's business.

Operating income in the first half of 1995 was $223,000 lower than for the same period in 1994. Operating income of the security guard services business was $1.7 million lower during this period due partially to the absence of one-time profits from the American Airlines strike and the Florida Department of Transportation Interstate Highway contract which were reported in the first half of 1994, as well as the decrease in award fee revenues from a contract with the Department of Energy as a result of lower than expected ratings at one facility during the first half of 1995. In addition, the loss of two contracts with the Department of Labor for the administration of Job Corps Centers represented a decrease of approximately $339,000 in operating income in the first half of 1995. The remainder of the decrease is primarily due to increased business development costs in the Government Services Group which have resulted from efforts to capitalize on opportunities in the privatization of government services. The international security guard services business also recorded lower operating income in the first half of 1995 compared to the same period last year as a result of higher administrative expenses associated with new business development, principally in the Far East and Africa. These decreases were partially offset by an improvement in the profit contribution of the domestic security guard service business.

Operating income of the correctional services business increased $1.5 million during the first half of 1995. New facilities under management increased the number of beds under contracts to 15,500. The Australian subsidiary of WCC contributed $654,000 to the increase in operating income of the correctional services business during the first half of 1995 primarily as a result of the increased number of beds at the Gorrie facility during 1995. Additional operating income was derived from management of construction projects mentioned above.

Other expense was $432,000 lower in the first half of this year than for the same period last year, principally due to the decrease of $549,000 in interest and receivable discount expense, and the concurrent decrease of $117,000 in interest and investment income principally due to a decline in fixed income securities investment holdings.

The combined Federal and state effective income tax rate of 35.6% and 35.0% for the first half of 1995 and 1994 respectively, included reductions attributable to tax exempt interest, capital loss carryforwards and targeted job credits. The effective tax rate was higher in the first half of 1995 than for the comparable period last year due to a reduction in targeted job credits.

Minority interest (net of income taxes) increased $770,000 during the first half of 1995 compared to 1994 reflecting the increase in public ownership in WCC.

Equity income of foreign affiliates (net of income taxes) was $218,000 higher in the first half, when compared to the same period in 1994. First, equity income of international affiliates of the security guard services business increased $65,000 during the first half of 1995. The improvement was attributable principally to affiliates in Argentina and Greece. In addition, losses of the correctional services partnership in the United Kingdom were significantly less than those for the first half of 1994.

Net income was $448,000 (12%) lower for the first half of 1995 than for the first half of 1994 due to the factors mentioned above.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the Corporation's business results in claims or litigation alleging that the Corporation is liable for damages arising from the conduct of its employees or others.

Reference is made to Item 1, Part II of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1995 for legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on April 28, 1995 in Coral Gables, Florida. All directors nominated for election were elected in an uncontested election. A tabulation of the results is as follows:

Name                                  Votes for              Votes Withheld
----                                  ---------              --------------
Julius W. Becton                      3,573,949                 10,438
Richard G. Capen, Jr.                 3,574,729                  9,658
Anne Newman Foreman                   3,574,186                 10,201
Edward L. Hennessy, Jr.               3,574,639                  9,478
Paul X. Kelley                        3,573,337                 11,050
Robert Q. Marston                     3,574,187                 10,200
Jorge L. Mas Canosa                   3,546,110                 38,277
Nancy Clark Reynolds                  3,573,811                 10,576
Thomas P. Stafford                    3,573,602                 10,785
George R. Wackenhut                   3,573,687                 10,700
Richard R. Wackenhut                  3,574,325                 10,062

Other matters voted upon at the Annual Meeting were the ratification of the action of the Board of Directors in appointing the firm of Arthur Andersen LLP to be the independent certified public accountants of the Corporation for the fiscal year 1995, and to perform such other services as may be requested and the approval of The Wackenhut Corporation Annual Bonus Plan for Designated Executive Officers.

Tabulation of the results of voting on these matters is as follows:

         Proposal to approve the appointment of Arthur Andersen LLP -

            FOR.....3,574,121     AGAINST.....5,484      ABSTAIN.....4,782

         Proposal to approve The Wackenhut Corporation Annual Bonus Plan for
          Designated Executive Officers -

            FOR.....3,375,841     AGAINST.....178,946    ABSTAIN.....28,800


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a). Exhibits

     Exhibit 27 -  Financial Data Schedule (for SEC use only)

(b). Reports on Form 8-K

     The Corporation did not file a Form 8-K during the second quarter of 1995.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      THE WACKENHUT CORPORATION


DATE:     August 14, 1995             /s/ RICHARD C. DECOOK
                                      ------------------------------------------
                                      Richard C. DeCook, Senior Vice President -
                                      Finance and Chief Financial Officer
                                      (Duly Authorized Officer)


DATE:     August 14, 1995             /s/ JUAN D. MIYAR
                                      ------------------------------------------
                                      Juan D. Miyar, Vice President - Accounting
                                      Services and Corporate Controller
                                      (Chief Accounting Officer)