Form 10-Q
period 1995-10-01
WACKENHUT CORP
filed 1995-11-14
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM          TO
                                              ---------   --------

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


                                Yes [ X ] No [  ]

  At November 10, 1995, 3,858,885 shares of Series A and 5,829,539 shares of Series B of the registrant's Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended October 1, 1995 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1995.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                      OCTOBER 1, 1995 and OCTOBER 2, 1994
                      (In thousands except per share data)
                                  (UNAUDITED)

                                                                  1995             1994
                                                               --------------------------
REVENUES                                                       $ 203,637        $ 191,192
                                                               --------------------------

OPERATING EXPENSES:
Payroll and related taxes                                        145,571          138,161
Other operating expenses                                          53,672           49,168
                                                               --------------------------
                                                                 199,243          187,329
                                                               --------------------------
OPERATING INCOME                                                   4,394            3,863
                                                               --------------------------
OTHER INCOME (EXPENSE):
Interest and receivable discount expense                            (772)          (1,130)
Interest and investment income                                       271              487
                                                               --------------------------
                                                                    (501)            (643)
                                                               --------------------------
INCOME BEFORE INCOME TAXES                                         3,893            3,220

Provision for income taxes                                         1,325            1,036
Minority interest, net of income taxes                               703              261
Equity income of foreign affiliates, net of income taxes             (91)             (59)
                                                               --------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                   1,956            1,982
Extraordinary item - early extinguishment of debt,
     net of income taxes                                            --                887
                                                               --------------------------
NET INCOME                                                     $   1,956        $   1,095
                                                               ==========================
INCOME PER SHARE:
Income before extraordinary item                               $    0.16        $    0.16
Extraordinary item - early extinguishment of debt,
     net of income taxes                                            --              (0.07)
                                                               --------------------------
INCOME PER SHARE                                               $    0.16        $    0.09
                                                               ==========================

                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THIRTY-NINE WEEKS ENDED
                      OCTOBER 1, 1995 AND OCTOBER 2, 1994
                      (In thousands except per share data)
                                  (UNAUDITED)

                                                                  1995             1994
                                                               --------------------------
REVENUES                                                       $ 586,800        $ 537,183
                                                               --------------------------
OPERATING EXPENSES:
Payroll and related taxes                                        427,843          399,544
Other operating expenses                                         147,541          126,531
                                                               --------------------------
                                                                 575,384          526,075
                                                               --------------------------
OPERATING INCOME                                                  11,416           11,108
                                                               --------------------------
OTHER INCOME (EXPENSE):
Interest and receivable discount expense                          (2,267)          (3,174)
Interest and investment income                                       926            1,259
                                                               --------------------------
                                                                  (1,341)          (1,915)
                                                               --------------------------
INCOME BEFORE INCOME TAXES                                        10,075            9,193

Provision for income taxes                                         3,523            3,129
Minority interest, net of income taxes                             1,741              529
Equity income of foreign affiliates, net of income taxes            (470)            (220)
                                                               --------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                   5,281            5,755
Extraordinary item - early extinguishment of debt,
     net of income taxes                                            --               (887)
                                                               --------------------------
NET INCOME                                                     $   5,281        $   4,868
                                                               ==========================
INCOME PER SHARE:
Income before extraordinary item                               $    0.44        $    0.47
Extraordinary item - early extinguishment of debt,
     net of income taxes                                            --              (0.07)
                                                               --------------------------
INCOME PER SHARE                                               $    0.44        $    0.40
                                                               ==========================

                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      OCTOBER 1, 1995 AND JANUARY 1, 1995
                        (In thousands except share data)
                                  (UNAUDITED)

                                                                                     1995             1994
                                                                                  --------------------------
                                          ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                         $   5,096        $  13,808
Accounts receivable, less allowance for doubtful accounts
   of $1,705 in 1995 and $1,056 in 1994                                              79,674          100,425
Inventories                                                                           8,442            7,179
Other                                                                                17,313           16,233
                                                                                  --------------------------
                                                                                    110,525          137,645
                                                                                  --------------------------
NOTES RECEIVABLE                                                                      1,414            1,646
                                                                                  --------------------------
MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT
   of casualty reinsurance subsidiary                                                10,957           11,495
                                                                                  --------------------------
PROPERTY AND EQUIPMENT, at cost                                                      48,379           45,928
   Accumulated depreciation                                                         (17,252)         (15,102)
                                                                                  --------------------------
                                                                                     31,127           30,826
                                                                                  --------------------------
DEFERRED TAX ASSET, net                                                               8,679           11,021
                                                                                  --------------------------
OTHER ASSETS:
Investment in and advances to foreign affiliates, at cost, including equity
   in undistributed earnings of $3,050 in 1995 and $2,066 in 1994                     9,516            6,165
Other                                                                                22,670           13,959
                                                                                  --------------------------
                                                                                     32,186           20,124
                                                                                  --------------------------
                                                                                  $ 194,888        $ 212,757
                                                                                  ==========================

                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      OCTOBER 1, 1995 AND JANUARY 1, 1995
                        (In thousands except share data)
                                  (UNAUDITED)

                                                                         1995             1994
                                                                      --------------------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                     $      34        $    --
Notes payable                                                             4,960            3,765
Accounts payable                                                         16,782           14,839
Accrued payroll and related taxes                                        28,259           25,761
Accrued expenses                                                         20,611           20,609
Deferred tax liability, net                                                --                596
                                                                      --------------------------
                                                                         70,646           65,570
                                                                      --------------------------
RESERVES FOR LOSSES of casualty reinsurance subsidiary                   40,945           38,450
                                                                      --------------------------
LONG-TERM DEBT                                                            6,008           38,991
                                                                      --------------------------
OTHER                                                                     4,959            4,029
                                                                      --------------------------
MINORITY INTEREST                                                        10,753            8,258
                                                                      --------------------------
SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                              --               --
Common stock, $.10 par value, 20,000,000 shares authorized;                --               --
Series A common stock, 3,858,885 issued and outstanding
  in 1995 and 1994                                                          386              386
Series B common stock, 8,251,645 issued and outstanding in 1995
  and 5,794,539 in 1994                                                     825              579
Additional paid-in capital                                               39,579           38,919
Retained earnings                                                        24,538           21,681
Cumulative translation adjustment                                        (3,615)          (3,552)
Unrealized (loss) on marketable securities                                 (136)            (554)
                                                                      --------------------------
                                                                         61,577           57,459
                                                                      --------------------------
                                                                      $ 194,888        $ 212,757
                                                                      ==========================

                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994
                                 (In thousands)
                                  (UNAUDITED)

                                                                                1995            1994
                                                                              ------------------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                    $  5,281        $  4,868
Adjustments -
  Depreciation expense                                                           3,304           3,300
  Amortization expense                                                           6,058           5,262
  Provision for bad debts                                                          840             492
  Equity income, net of dividends                                                 (611)           (128)
  Minority interests in net earnings                                             2,638             802
  Other                                                                            (57)           (217)
Changes in assets and liabilities, net of acquisitions and
divestitures - Decrease (increase) in assets:
    Accounts receivable                                                        (12,898)         (4,047)
    Inventories                                                                 (4,755)         (4,001)
    Other current assets                                                        (2,000)         (2,051)
    Marketable securities and certificates of deposit                             (300)            413
    Other assets                                                                (8,585)            477
    Deferred tax asset                                                           2,342            (569)
(Decrease) increase in liabilities:
    Accounts payable and accrued expenses                                        1,607           5,711
    Accrued payroll and related taxes                                            2,417           3,898
    Deferred tax liability - current                                              (596)            495
    Accrued retirement benefits and deferred compensation liability                930             895
    Reserve for losses of casualty reinsurance subsidiary                        2,495           2,494
                                                                              ------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (1,890)         18,094
                                                                              ------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Net proceeds from sale of Wackenhut Corrections Corporation stock                975          17,626
  Payments on notes receivable                                                     232             363
  Payment for acquisitions, net of cash                                           --              (935)
  Investment in and advances to foreign affiliates                              (2,455)           (706)
  Capital expenditures                                                          (3,527)         (3,311)
  Proceeds from sale of marketable securities of reinsurance subsidiary          1,256           9,338
  Deferred charge expenditures                                                  (2,566)           (169)
                                                                              ------------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (6,085)         22,206
                                                                              ------------------------

                                  (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994
                                 (In thousands)
                                  (UNAUDITED)
                                  (Continued)

                                                                                  1995             1994
                                                                               --------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                                 121,267          137,209
  Payments on debt                                                              (153,021)        (168,535)
  Proceeds from the exercise of stock options                                        270             --
  Cash proceeds from sales of trade receivables                                   32,929             --
  Dividends paid                                                                  (2,182)          (2,084)
                                                                               --------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (737)         (33,410)
                                                                               --------------------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (8,712)           6,890
Cash and Cash Equivalents, at beginning of period                                 13,808            7,821
                                                                               --------------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                    $   5,096        $  14,711
                                                                               ==========================

SUPPLEMENTAL DISCLOSURES

CASH PAID DURING THE PERIOD FOR:
Interest                                                                       $   2,295        $   3,095
Income taxes                                                                   $   2,166        $     434

NON-CASH FINANCING ACTIVITIES:
Additional minority interests liability due to change in ownership in
  Wackenhut Corrections Corporation                                            $     743        $    --
Stock split in the form of a 25% dividend declared during 1995 and 1994        $     242        $     193
Impact on equity from the tax benefit related to the exercise of options
issued under WCC's non-qualified stock option plan                             $     162        $    --


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

2. ACCOUNTS RECEIVABLE

In January 1995, the Corporation entered into a $40,000,000, three year, revolving trade receivable securitization facility agreement to sell undivided fractional interests in a pool of eligible receivables. At October 1, 1995, $32,929,000 had been sold, and is presented as a reduction in accounts receivable in the accompanying balance sheet and as providing cash flow in the Consolidated Statement of Cash Flows. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest and receivable discount expense," in the Consolidated Statement of Income. In January 1995, the Corporation also prepaid the outstanding balance of the first mortgage note on the headquarters building with proceeds from the sale of eligible trade accounts receivable.

3. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

                                                                        OCTOBER 1,       January 1,
                                                                           1995             1995
                                                                        ---------------------------
Revolving loans - 6.7% in 1995 and 7.0% 1994                             $    250        $ 20,450
First mortgage note on headquarters building - 7.1%                          --            16,060
Mortgage notes on buildings of international subsidiaries, varying
      interest rates from 11.0% to 11.4%, due in 2002                         791             947
Secured credit lines and other debt, principally of Australasian
     Correctional Management Pty., Ltd., varying interest rates
      from 5.9% to 8.5%, due 1997 to 2009                                     756           1,412
Revolving line of credit for Australian subsidiary - 8.0%                   3,112
Other debt principally related to international subsidiaries                1,133             122
                                                                         ------------------------
                                                                            6,042          38,991
Less - Current portion of long-term debt                                      (34)           --
                                                                         ------------------------
                                                                         $  6,008        $ 38,991
                                                                         ========================

4.  STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND

On October 31, 1995, the Corporation's Board of Directors, at its regular quarterly meeting, declared a stock split to be effected in the form of a twenty-five percent (25%) stock dividend, payable on January 9, 1996 to stockholders of record at the close of business on December 22, 1995. The stock split to be effected in the form of a 25% stock dividend, is payable in Series B common stock to holders of the Corporation's Series A and B shares. The accompanying financial statements have been retroactively restated to reflect the stock split.

5. BUSINESS SEGMENTS

SECURITY GUARD SERVICES AND CORRECTIONAL SERVICES

The Corporation's principal business consists of security guard services to commercial and governmental clients. The company's Wackenhut Corrections Corporation subsidiary ("WCC"), provides facility management and construction services to detention and correctional facilities.

                                                                   THIRTY-NINE WEEKS ENDED
(THOUSANDS OF DOLLARS)                                        OCTOBER 1, 1995   OCTOBER 2, 1994
                                                              ---------------   ---------------
REVENUES:
         Security guard services                                  $ 514,999        $ 476,130
         Correctional services                                       71,801           61,053
                                                                  ---------        ---------
                  Total revenues                                  $ 586,800        $ 537,183
                                                                  =========        =========

OPERATING INCOME:
         Security guard services                                  $   6,083        $   7,991
         Correctional services                                        5,333            3,117
                                                                  ---------        ---------
                  Total operating income                          $  11,416        $  11,108
                                                                  =========        =========

EQUITY INCOME (LOSS) OF AFFILIATES, NET OF TAXES:
         Security guard services                                  $     617        $     390
         Correctional services                                         (147)            (170)
                                                                  ---------        ---------
                  Total equity income                             $     470        $     220
                                                                  =========        =========

CAPITAL EXPENDITURES:
         Security guard services                                  $   2,191        $   2,933
         Correctional services                                        1,336              378
                                                                  ---------        ---------
                  Total capital expenditures                      $   3,527        $   3,311
                                                                  =========        =========

DEPRECIATION AND AMORTIZATION EXPENSE:
         Security guard services                                  $   7,748        $   5,766
         Correctional services                                        1,614            1,461
                                                                  ---------        ---------
                  Total expenses                                  $   9,362        $   7,227
                                                                  =========        =========

IDENTIFIABLE ASSETS AT OCTOBER 1, 1995 AND JANUARY 1, 1995:
         Security guard services                                  $ 155,467        $ 182,424
         Correctional services                                       39,421           30,333
                                                                  ---------        ---------
                  Total identifiable assets                       $ 194,888        $ 212,757
                                                                  =========        =========

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


                                                                  THIRTY-NINE WEEKS ENDED
(THOUSANDS OF DOLLARS)                                        OCTOBER 1, 1995  OCTOBER 2, 1994
                                                              ---------------  ---------------
REVENUES:
         Domestic operations                                      $486,858        $456,589
         International operations                                   99,942          80,594
                                                                  --------        --------
                  Total revenues                                  $586,800        $537,183
                                                                  ========        ========

OPERATING INCOME:
         Domestic operations                                      $  7,687        $  8,474
         International operations                                    3,729           2,634
                                                                  --------        --------
                  Total operating income                          $ 11,416        $ 11,108
                                                                  ========        ========

EQUITY INCOME (LOSS) OF AFFILIATES, NET OF TAXES:
         Domestic operations                                          --              --
         International operations                                 $    470        $    220
                                                                  --------        --------
                  Total equity income                             $    470        $    220
                                                                  ========        ========

CAPITAL EXPENDITURES:
         Domestic operations                                      $  1,405        $    730
         International operations                                    2,122           2,581
                                                                  --------        --------
                  Total capital expenditures                      $  3,527        $  3,311
                                                                  ========        ========

DEPRECIATION AND AMORTIZATION EXPENSE:
         Domestic operations                                      $  7,508        $  5,572
         International operations                                    1,854           1,655
                                                                  --------        --------
                  Total expenses                                  $  9,362        $  7,227
                                                                  ========        ========

IDENTIFIABLE ASSETS AT OCTOBER 1, 1995 AND JANUARY 1, 1995:
         Domestic operations                                      $132,731        $163,864
         International operations                                   62,157          48,893
                                                                  --------        --------
                  Total identifiable assets                       $194,888        $212,757
                                                                  ========        ========

THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 for discussion and analysis of information pertaining to the Corporation's financial condition.

RESULTS OF OPERATIONS

PERIOD-TO-PERIOD COMPARISONS (3RD QUARTER 1995 VERSUS 3RD QUARTER 1994)

Consolidated revenues increased $12.4 million (6.5%) for the third quarter of 1995 compared to the same quarter in 1994. The Corporation's business is divided into two major segments: security guard and correctional services. The two business segments of the Corporation conduct their businesses principally in the United States, although they also conduct a significant portion of their business overseas.

The Corporation's security guard services revenues increased by $7.6 million (4.4%), from $170.3 million to $177.9 million during the third quarter of 1995 compared to the same period last year. The increase was attributed principally to increases in domestic security guard service revenues which increased $9.9 million over the comparable period last year due principally to new business, including national contracts with Tenneco, Dell Computers, and Nissan. The food services division continued to expand its revenue base and recorded an increase in revenues of $2.4 million (35%) attributable to 8 new contracts acquired in the fourth quarter of 1994 through the first nine months of 1995. The Corporation's international security services revenues increased $4.9 million in the third quarter of 1995 compared to the same quarter last year. The Corporation continued to expand its revenue base in Latin America, Africa and Eastern Europe. Revenues increased in Ecuador, Ivory Coast, and Russia due to new branch openings in Krasnodar and St. Petersburg.

Correctional services revenues were $4.9 million higher in the third quarter of 1995 compared to the third quarter of 1994. This increase was attributed principally to new facility management contracts in Coke County and Lockhart, Texas which started in October and August 1994, respectively. In addition, the division derived additional revenues from management of the construction of the Moore Haven correctional facility located in Florida. Revenues of the Australian subsidiary of Wackenhut Corrections Corporation ("WCC") amounted to $7.0 million for the third quarter of 1995 compared with $6.1 million for the same period last year. The increase is primarily due to expansion of the Arthur Gorrie Correctional Center in Queensland, Australia and an increase in compensated resident days between the two periods compared.

Payroll and related taxes increased $7.4 million (5.4%) compared to the third quarter of 1994, and other operating expenses increased $4.5 million (9.2%). The increase in labor costs was consistent with the growth in revenues of the security guard services business, whereas the increase in other operating expenses was attributable principally to higher revenues of the food and corrections services divisions which are less labor intensive than other aspects of the Corporation's business.

Operating income in the third quarter of 1995 was $531,000 higher than for the same quarter in 1994. Operating income of the security guard services business was $285,000 lower during this quarter due primarily to the loss of two contracts with the Department of Labor for the administration of two Job Corps Centers, which represented a decrease of approximately $534,000 in operating income. The international security guard services business recorded higher operating income in the third quarter of 1995 compared to the same quarter last year, primarily due to an increase in higher margin contracts in South America as well as cost cutting measures, principally in Africa.

Operating income of the correctional services business increased $751,000 during the quarter. New facilities under management increased the number of beds under contracts to 15,500. The Australian subsidiary of WCC contributed $923,000 to the increase in operating income of the correctional services business during this quarter as a result of the increased beds under contract at the Arthur Gorrie facility during 1995. Additional operating income was derived from management of the construction project mentioned above.

Other expense was $142,000 lower in the third quarter of this year than for the same period last year, principally due to the decrease of $358,000 in interest and receivable discount expense and a $216,000 decrease in investment income. The Corporation benefited from a reduction in funding requirements, although this benefit was partially offset by higher interest rates.

The combined Federal and state effective income tax rates of 34.0% and 32.2% for the third quarter of 1995 and 1994 respectively, included reductions attributable to tax exempt interest, capital loss carryforwards and targeted job credits. The effective tax rate was higher in the third quarter of 1995 than for the comparable period last year due to a reduction in targeted job credits.

Minority interest (net of income taxes) increased $442,000 during the third quarter of 1995 compared to 1994 reflecting the increase in public ownership in WCC.

Equity income of foreign affiliates (net of income taxes) was $32,000 higher this quarter, when compared to the same quarter in 1994. First, equity income of international affiliates of the security guard services business increased $21,000 during the quarter. The improvement was attributable principally to affiliates in Argentina and Greece. In addition, losses of the correctional services partnership in the United Kingdom were significantly less than those for the third quarter of 1994.

Net income was $26,000 (1.3%) lower for the third quarter of 1995 than for the same quarter in 1994 before the extraordinary charge of $887,000 for the early extinguishment of debt in the third quarter last year. After the extraordinary charge, net income increased $861,000 from the third quarter 1994 compared to the third quarter 1995 due to the factors mentioned above.

PERIOD-TO-PERIOD COMPARISONS (FIRST NINE MONTHS 1995 VERSUS FIRST NINE MONTHS
1994)

Consolidated revenues increased $49.6 million (9.2%) for the first nine months of 1995 compared to the same period in 1994.

The Corporation's security guard services revenues increased by $38.9 million (8.2%), from $476.1 million to $515.0 million during the first nine months of 1995 compared to the same period last year. The increase was attributed principally to increases in domestic security guard service revenues which increased $34.1 million over the comparable period last year due principally to new business, including national contracts with IBM, Northern Telecom, Tenneco, Dell Computers and Nissan. The food services division continued to expand its revenue base and recorded an increase in revenues of $9.8 million (57%) attributable to 8 new contracts acquired in the fourth quarter of 1994 through the first nine months of 1995. International security guard services revenues increased $13.4 million in the first nine months of 1995 compared to the same period last year. The Corporation continued to expand its revenue base in Latin America, Africa and Eastern Europe. Revenues increased in Chile, Ecuador, Ivory Coast and Russia due to new branch openings in Krasnodar and St. Petersburg.

Correctional services revenues were $10.7 million higher in the first nine months of 1995 compared to the first nine months of 1994. This increase was attributed principally to new facility management contracts in Coke County and Lockhart, Texas which started in October and August 1994, respectively. In addition, the division derived additional revenues from management of the construction of the Moore Haven facility. Revenues of the Australian subsidiary of WCC amounted to $19.7 million for the first nine months of 1995 compared with $16.5 million for the same period last year. The increase is primarily due to the Gorrie facility expansion and continued increase in compensated resident days between the two periods compared.

Payroll and related taxes increased $28.3 million (7.1%) compared to the first nine months of 1994, and other operating expenses increased $21.0 million (16.6%). The increase in labor costs was consistent with the growth in revenues of the security guard services business, whereas the increase in other operating expenses was attributable principally to higher revenues of the food and corrections services divisions which are less labor intensive than other aspects of the Corporation's business.

Operating income in the first nine months of 1995 was $308,000 higher than for the same period in 1994. Operating income of the domestic security guard services business was $1.0 million lower during this period due partially to the absence of one-time profits from the American Airlines strike and the Florida Department of Transportation Interstate Highway contract which were reported in the first nine months of 1994, as well as the decrease in award and base fee revenues on two contracts with the Department of Energy as a result of higher than expected workforce reductions. In addition, the loss of two contracts with the Department of Labor for the administration of two Job Corps Centers represented a decrease of approximately $914,000 in operating income. The remainder of the decrease is primarily due to increased business development costs in the Government Services Group which have resulted from efforts to capitalize on opportunities in the privatization of government services. The international security guard services business also recorded lower operating income in the first nine months of 1995 compared to the same period last year as a result of increased wage pressures in South America as well as a reduction in the Federal government's budget for foreign embassy guard contracts. These decreases were partially offset by cost cutting measures principally in Africa.

Operating income of the correctional services business increased $2.2 million during the first nine months of 1995. New facilities under management increased the number of beds under contracts to 15,500. The Australian subsidiary of WCC contributed $918,000 to the increase in operating income of the correctional services business during the first nine months of 1995 primarily as a result of the increased number of beds at the Gorrie facility during 1995. Additional operating income was derived from management of the construction project mentioned above.

Other expense was $574,000 lower in the first nine months of this year than for the same period last year, principally due to the decrease of $907,000 in interest and receivable discount expense, and the concurrent decrease of $333,000 in interest and investment income principally due to a decline in fixed income securities investment holdings.

The combined Federal and state effective income tax rates of 35.0% and 34.0% for the first nine months of 1995 and 1994 respectively, included reductions attributable to tax exempt interest, capital loss carryforwards and targeted job credits. The effective tax rate was higher in the first nine months of 1995 than for the comparable period last year due to a reduction in targeted job credits.

Minority interest (net of income taxes) increased $1.2 million during the first nine months of 1995 compared to 1994 reflecting the increase in public ownership in WCC.

Equity income of foreign affiliates (net of income taxes) was $250,000 higher in the first nine months, when compared to the same period in 1994. The improvement was attributable principally to affiliates in Argentina and Greece. In addition, losses of the correctional services partnership in the United Kingdom were significantly less than those for the first nine months of 1994.

Net income was $474,000 (8.2%) lower for the third quarter of 1995 than for the same period in 1994 before the extraordinary charge of $887,000 for the early extinguishment of debt in the third quarter last year. After the extraordinary charge, net income increased $413,000 for the first nine months of 1994 compared to the first nine months of 1995 due to the factors mentioned above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to Item 4, Part II of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995 for matters submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a).  Exhibits

      Exhibit 27 - Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

      The Corporation did not file a Form 8-K during the third quarter of 1995.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE WACKENHUT CORPORATION


DATE: November 10, 1995              /s/   RICHARD C. DECOOK
                                     ------------------------------------------
                                     Richard C. DeCook, Senior Vice President -
                                     Finance and Chief Financial Officer
                                     (Duly Authorized Officer)


DATE: November 10, 1995              /s/   JUAN D. MIYAR
                                     ------------------------------------------
                                     Juan D. Miyar, Vice President - Accounting
                                     Services and Corporate Controller
                                     (Chief Accounting Officer)