Form 10-K405
period 1995-12-31
WACKENHUT CORP
filed 1996-04-01
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

           [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    -------

                       COMMISSION FILE NUMBER     1-5450
                                                  ------

                           THE WACKENHUT CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                    59-0857245
- --------------------------------------------------------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)


4200 Wackenhut Dr. #100, Palm Beach Gardens, FL             33410-4243
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

      Registrant's telephone number, including area code:   (407) 622-5656
                                                            --------------
          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange on which registered
Common Stock, Series A, $.10 par value             New York Stock Exchange
- --------------------------------------             -----------------------
Common Stock, Series B, $.10 par value             New York Stock Exchange
- --------------------------------------             -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ X ]

At February 16, 1996, the aggregate market value of the 3,858,885 shares of Common Stock, Series A, the registrant's sole class of voting stock, held by non-affiliates of the registrant was $38,261,641. At March 28, 1996, 3,858,885 shares of Series A and 8,309,762 shares of Series B of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.


                         EXHIBIT INDEX IS ON PAGE 46

                                    PART I

ITEM 1. BUSINESS

GENERAL

     The Wackenhut Corporation (the "Company") is a leading international provider of security-related and other support services and a leading developer and manager of privatized correctional and detention facilities.
The Company provides security services, food services and other related services to commercial and governmental customers through its services business (the "Services Business"). Through its correctional business (the "Correctional Business"), the Company also provides correctional and detention facility design, development and management services to governmental agencies. The Company has approximately 45,000 full and part-time employees serving over 14,000 commercial and governmental customers through an extensive network of offices and operations in 48 states and 50 countries.

     The Company was incorporated in 1958 to continue the businesses that were originally established in 1954 by its Chairman and Chief Executive Officer, George R. Wackenhut, to provide security-related services to commercial and governmental customers. Since its founding, the Company has grown by: (i) enhancing its position in its core security-related services business through the development of specialized and upgraded services; (ii) targeting specific segments of the security services industry; and (iii)expanding into a range of other support services in response to a growing trend toward privatization of governmental services and outsourcing by commercial customers.

     The Company is the third largest security services organization in the United States and is the leading United States-based provider of security services abroad. In addition to its core security-related services, which include guard and investigative services, the Company is a leader in the development of specialized niche services. For example, in response to a growing demand in the marketplace for security professionals with greater skill and responsibility levels, the Company has developed its Custom Protection
Officer ("CPO") program to provide highly specialized and trained security professionals to a broad range of customers such as national retailers, banks and other financial institutions and gated communities. CPOs are also used as supplemental law enforcement forces by public transportation authorities and other governmental entities. Moreover, in seeking to respond to the specialized needs of its larger clients, the Company developed its national accounts ("National Accounts") program to provide customized security services on a national or regional level to large customers with multiple locations. The National Accounts program provides customers with a high level of service by providing a dedicated contact person with the Company who is responsible for coordinating their accounts on a nationwide basis. The Company believes that the National Accounts program may also enable it to expand the scope of services offered worldwide to its National Account customers. Management believes that the high quality and consistent service of its CPO and National Accounts programs provide the Company with an opportunity to enhance long-term relationships with its clients.

     As part of its strategy to respond to the growing trend toward privatization of governmental services, in 1984 the Company entered into the development and management of privatized correctional and detention facilities, a business which is now operated exclusively through its 55% owned Wackenhut Corrections Corporation subsidiary ("WCC"). WCC presently has contracts to manage 25 correctional and detention facilities, with a design capacity of 16,653 beds. From December 29, 1991 to December 31, 1995, WCC's revenues increased from $37.9 million to $99.4 million and operating income increased from $1.7 million to $7.2 million, representing compound annual growth rates of 27.3% and 43.5%, respectively. In addition, from December 29, 1991 to December 31, 1995, the Company increased its design capacity of contracts at a compound annual growth rate of 37.4%. As of March 27, 1996, WCC's total equity market capitalization was approximately $394 million.

     In addition to its expansion into the Correctional Business through WCC, the Company has leveraged its management skills to expand into other support services. In 1992, the Company entered into the foodservice business for correctional institutions and, in January 1996, expanded its presence in this market through the acquisition of contracts and certain assets of the Correctional Food Services Division of Service America Corporation. In 1995, the Company's Food Services Division had revenues of $34.7 million and the Correctional Food Service Division of Service America Corporation, which the Company acquired, had revenues of $41.1 million. Presently, only 10% of the correctional foodservice market has been privatized. Consequently, the Company believes that as privatization of correctional food services continues to gain acceptance at state and local levels, the Food Services Division will have opportunities for expansion. In addition to the services which the Company has specifically targeted for expansion, the Company continues to explore and selectively invest in other service businesses, including temporary services, commercial and governmental support services, supplemental police services, crash-fire-rescue services, fire protection services, and airport services.

BUSINESS STRATEGY

     The Company's business strategy is focused on two primary objectives: (i) enhancing its position as a leading international provider of security and security-related services by distinguishing the type and quality of security services it provides; and (ii) using its security service expertise and contacts to offer other support services to its clients. Key elements of the Company's business strategy are described below:

     - ENHANCE LEADERSHIP POSITION OF CORE SECURITY-RELATED SERVICE
       BUSINESS. The Company strives to enhance its market position by attempting to provide the most reliable and consistent service in the industry. The Company believes its security professionals provide quality service because of: (i) strictly enforced screening and hiring procedures; (ii) intensive training; and (iii) well-organized supervisory and feedback procedures. The Company's customer turnover ratio, the industry benchmark for client satisfaction, has been significantly lower than the industry average. Domestically, the Company experienced 9.1% client turnover during 1995, a period in which the industry, the Company believes, experienced an approximate 20% client turnover rate. Furthermore, the Company's employee turnover ratio for security guards has averaged approximately half of what the Company believes to be the industry average.

     - DEVELOP SPECIALIZED SECURITY SERVICES. The Company has identified and targeted National Accounts and CPOs as its primary growth areas in the security services business and seeks to expand its market position. Management believes that the high quality and consistent service of its National Accounts and CPO programs provide the Company with an opportunity to establish and enhance long-term relationships with its clients.

     - DEVELOP COMPLEMENTARY SUPPORT SERVICES. The Company will seek to expand the scope of complementary support services it offers. The Company's successful identification and development of the correctional business and the foodservice business has provided it with the experience it believes will allow it to develop other specialized programs and support services such as temporary services, building maintenance, supplemental police services, crash-fire-rescue services, fire protection services, and airport services.

     - GEOGRAPHIC EXPANSION. The Company seeks to increase revenues and enhance earnings stability by continuing to expand its international presence. Historical revenue growth has been centered in Central and South America and, more recently, Western Europe. The Company has also been expanding into Central and Eastern Europe, the former Soviet Union, the People's Republic of China and other countries in the Far East in an attempt to capitalize on recent economic developments and political reforms in these areas. The Company believes this geographic diversity helps to protect its revenues and earnings from adverse regional economic and business cycles. In addition, the Company believes that its far reaching geographic presence, which includes 50 countries worldwide, provides it with an advantage when pursuing contracts with multi-national corporations.

     - CORRECTIONAL BUSINESS. WCC's objective is to enhance its position as one of the leading providers of privatized correctional and detention services. Key elements of WCC's business strategy include: (i) effective management of projects; (ii) selective development of new business opportunities; (iii) selective pursuit of acquisitions; (iv) expansion of its scope of services; (v) expansion into international markets by establishing alliances with strategic local partners; and (vi) limiting capital risk.

     - PURSUE SELECTED ACQUISITIONS. In addition to internal growth in the security-related services business, the Company's growth strategy includes the selected acquisition of other support service businesses.

       For example, through its January 1996 acquisition of the Correctional Food Services Division of Service America Corporation, the Company has established a leading position in the growing correctional foodservice industry.

MARKETS

     SERVICES BUSINESS. The private security-related services industry includes guard and investigative services, alarm monitoring services, security consulting services, armored car transport and other security services. According to an industry study by The Freedonia Group, Inc., dated June 1995 (the "Freedonia Report"), the total private security-related services industry had revenues of approximately $16.6 billion in 1994, which are projected to increase to $26.1 billion by the year 2000, a compound annual growth rate of 7.9%. The largest and most visible component of the industry is the guard and investigative services component which also accounts for the largest portion of the Company's revenues. According to the Freedonia Report, the guard and investigative services market, including security consulting services, had revenues of approximately $11.6 billion in 1994, which are projected to increase to $17.9 billion by the year 2000, a compound annual growth rate of 7.6%.

     Guard and investigative services are often characterized within the industry as either "proprietary" or "contract," depending on the service provider. Under proprietary arrangements, end users of the services employ, schedule and manage their own security officers and detectives. In contrast, contract services are provided to end users pursuant to contracts with independent security-related service firms such as the Company. The Company believes that the advantages to clients of using contract security service providers rather than providing services internally on a proprietary basis are three-fold: (i) the client may realize cost and administrative savings; (ii) the client is freed to concentrate on its core competencies; and (iii) the client may be able to reduce labor management concerns with security-related employees, who are employed by the Company. According to the Freedonia Report, the total market for contract guard and investigative services was $10.9 billion in 1994, representing approximately 66% of the total contract security-related services market.

     In addition to its presence in guard and investigative services, the Company has identified opportunities in related services markets, such as correctional food services. Only 10% of prisons and jails in the United States have privatized their food services, of which the Company's market share is approximately one-third. The Company believes that trends in privatization will result in growth opportunities in this market component.

     CORRECTIONAL BUSINESS. The trend in the United States and other countries toward privatization of government services and functions has increased as governments have faced continuing pressure to control costs and improve the quality of services. Governmental agencies responsible for correctional and detention facilities have privatized facilities in an attempt to address these pressures. During the period from 1984 to 1994, the worldwide number of beds under management at privatized correctional and detention facilities increased from 885 to 49,154, with the majority of this growth occurring since 1989. During 1994, the worldwide number of beds under management or construction at privatized correctional and detention facilities increased 51.0% to 49,154 from 32,555 in 1993.

     WCC markets its services in the United States to federal, state and local governmental agencies. According to reports on privatization from the Private Corrections Project Center for Studies in Criminology and Law, University of Florida (the "Privatization Reports"), 18 states and Puerto Rico had awarded management contracts to private companies at December 31, 1994. At December 31, 1994, there were a total of 80 facilities with a design capacity of 45,386 beds privatized in the United States, of which the Company was awarded 19 facilities with a design capacity of 11,838 beds. Federal agencies have privatized Immigration and Naturalization Service detention facilities and United States Marshal detention facilities. State agencies have privatized state prisons, community corrections facilities, chemical dependency treatment centers, intermediate sanction facilities, juvenile offender facilities, pre-release centers, work program facilities and state jail facilities. Local agencies have privatized city jail facilities and transfer facilities.

     In the United Kingdom, the Home Office, the chief British governmental body responsible for law enforcement, awarded its first contract for a privately-managed prison in 1991. At December 1, 1995, there were a total of six facilities with a design capacity of 3,505 beds privatized in the United Kingdom, including one managed by a WCC joint venture, with a design capacity of 850 beds. The Home Office has stated that new correctional and detention facilities in England and Wales will be privatized. Therefore, WCC believes that significant growth opportunities exist in the United Kingdom. The Home Office is also privatizing court escort services. In December 1995, the Company's joint venture, PPS, was awarded contracts to perform court escort services in two regions of the United Kingdom.

     In Australia, Queensland privatized its first facility in 1989. At December 8, 1995, there were a total of five privatized facilities with a design capacity of 2,233 beds privatized in Australia, of which WCC currently manages three facilities with a design capacity of 1,778 beds (which includes the design capacity of the Sale, Australia facility which is presently under construction).

COMPANY ORGANIZATION

     The Company's business can be divided into the Services Business and Correctional Business. The Services Business, which encompasses all business of the Domestic Operations Group and the International Group, and all business of the Government Services Group except for the operations of WCC, provides security-related and other support services for commercial and governmental clients. The Correctional Business, which consists exclusively of the business conducted through WCC, provides correctional and detention facility design, development and management services to government agencies. Provided below is financial information for each business segment for Fiscal 1993, Fiscal 1994 and Fiscal 1995. The following table sets forth the contribution to consolidated revenues and operating income by each of the Company's business segments. See
Note 14 of Notes to Consolidated Financial Statements (which also includes a summary of domestic and international operations) included elsewhere in this Annual Report on Form 10-K.

                                                            FISCAL 1993             FISCAL 1994            FISCAL 1995
                                                          ----------------       -----------------       ----------------
                    BUSINESS SEGMENT                       AMOUNT       %         AMOUNT       %          AMOUNT       %
- --------------------------------------------------------  --------     ---       --------     ----       --------     ---
                                                                                   (in thousands)
Revenues:
  Services..............................................  $600,472      91%      $642,727       88%      $697,301      88%
  Correctional..........................................    58,784       9         84,026       12         99,431      12
                                                          --------     ---       --------     ----       --------     ---
    Total Revenues......................................  $659,256     100%      $726,753      100%      $796,732     100%
Operating Income:
  Services..............................................  $  3,050      68%      $ 10,846       71%      $  8,545      54%
  Correctional..........................................     1,446      32          4,446       29          7,229      46
                                                          --------     ---       --------     ----       --------     ---
  Operating Income before write-down of
    headquarters building...............................     4,496     100%        15,292      100%        15,774     100%
  Write-down of headquarters building...................        --                 (8,700)                     --
                                                          --------               --------                --------
    Total Operating Income..............................  $  4,496               $  6,592                $ 15,774

SERVICES BUSINESS

     The Services Business is conducted through three separate operating groups: the Domestic Operations Group, the Government Services Group (excluding WCC) and the International Group. The following table sets forth the contribution of each operating group to the total revenues and total operating income of the Services Business during Fiscal 1993, Fiscal 1994 and Fiscal 1995.

                                                                                      REVENUES
                                                           --------------------------------------------------------------
                                                             FISCAL 1993            FISCAL 1994            FISCAL 1995
                                                           ----------------       ----------------       ----------------
                     OPERATING GROUP                        AMOUNT       %         AMOUNT       %         AMOUNT       %
- ---------------------------------------------------------  --------     ---       --------     ---       --------     ---
                                                                                  (in thousands)
Domestic Operations......................................  $336,048      56%      $380,941      59%      $423,743      61%
Government Services (excluding WCC)......................   184,915      31        177,613      28        166,035      24
International............................................    82,759      14         89,900      14        113,205      16
Other....................................................     1,019      --          1,222      --          1,141      --
Inter-Group Revenues.....................................    (4,269)     (1)        (6,949)     (1)        (6,823)     (1)
                                                           --------     ---       --------     ---       --------     ---
Total Services Business Revenues.........................  $600,472     100%      $642,727     100%      $697,301     100%

                                                                                  OPERATING INCOME
                                                           --------------------------------------------------------------
                                                             FISCAL 1993            FISCAL 1994            FISCAL 1995
                                                           ----------------       ----------------       ----------------
                     OPERATING GROUP                        AMOUNT       %         AMOUNT       %         AMOUNT       %
- ---------------------------------------------------------  --------     ---       --------     ---       --------     ---
                                                                                (in thousands)
Domestic Operations......................................  $ 10,434      65%      $ 12,977      61%        13,501      70%
Government Services (excluding WCC)......................     3,499      22          5,162      25          2,871      15
International............................................     2,164      13          2,992      14          2,783      15
                                                           --------     ---       --------     ---       --------     ---
    Operating Income Before Corporate Expenses and
      Underwriting Losses................................    16,097     100%        21,131     100%        19,155     100%
Corporate Expenses and Underwriting Losses...............   (13,047)               (10,285)               (10,610)
                                                           --------               --------               --------
Total Services Business Operating Income.................  $  3,050               $ 10,846               $  8,545

     DOMESTIC OPERATIONS GROUP. The Domestic Operations Group has historically provided over half of the Company's consolidated revenues. This group provides security-related and other support services throughout the United States. The Domestic Operations Group is subdivided into the following divisions: the Security Services Division, the Nuclear Division and the Food Services Division. In conducting its Services Business, the Company has adopted a quality management approach. General management responsibilities for each operating group are vested in a small group of managers located at Company headquarters. Day-to-day management responsibility for each group is vested in field managers who have primary responsibility for client contact and satisfaction. Field managers are selected through an intensive screening process and receive what the Company believes is state-of-the-art training. Supervisory personnel from Company headquarters periodically visit sites and carefully monitor operating results.

     Security Services Division. Through its Security Services Division, the Company furnishes security officers (armed and unarmed) to protect its clients' property against fire, theft, intrusion, vandalism and other physical harm. Specialized security services offered by the Company include executive protection, crash-fire-rescue services, fire protection services and airport services. The Company also provides security consulting services including security assessment and program development, specialized training programs for security guards, fire-crash-rescue personnel, and investigative services for attorneys, financial institutions and retail and industrial businesses.

     The Company will attempt to further enhance its market position in the security-related services industry through internal growth by continuing to: (i) pursue domestic and international National Accounts; (ii) differentiate its security-related services within the industry by emphasizing its CPO program; and (iii) market the Company's services to specialized market niches such as gated residential communities and hospitals.

     The Company intends to emphasize attracting and retaining National Accounts that require security-related services on a national or regional level at multiple locations. Such clients include retail chains, banks, manufacturers and restaurant chains. Management believes that such clients value the flexibility and service provided by a dedicated single point of contact with the Company through the National Accounts program.

     For its CPO program, the Company recruits law enforcement academy graduates, former military police, members of elite military units and college graduates with criminology-related degrees. These recruits are prepared for critical security assignments after completing a Company training program that surpasses any state or local requirements for security officer licensing. Only about 6% of initial applicants for the Company's CPO program are eventually hired by the Company. CPOs perform such functions as prisoner transportation in Maryland and Colorado, neighborhood and downtown security in Florida, transit security in Wisconsin and California, rest-stop security in Florida and other supplemental law enforcement-related services. Management believes that services provided by CPOs distinguish the Company's services from those of the competition by providing highly specialized and trained security personnel capable of undertaking and accepting responsibilities that are beyond the capabilities of traditional security guards.

     The contracts of the Security Services Division with private industry usually are for a one year term. Most of these contracts are subject to termination by either party on 30 days prior notice. Billing rates are based on a specified rate per hour and generally are subject to renegotiation or escalation if related costs increase because of changes in minimum wage laws or certain other events beyond the control of the Company.

     The Company designs and engineers integrated security programs using both security officers and electronic equipment. These services include planning master security programs for particular facilities, custom designing security systems, procuring requisite electronic equipment, managing contracts and construction, training security personnel, and reviewing and evaluating security programs. Contracts for these integrated security-related services generally provide for a fixed fee and are awarded by competitive bidding.

     The Company complements security services provided to its clients with investigative services, such as employee background screening and insurance fraud investigations. The Company maintains a national research center with the latest information-gathering technology for public records and a "fraud-waste-criminal" hotline for employees of clients to report workplace abuses. Clients ordinarily are charged an hourly rate for investigative services and a flat rate for background record searches.

     Nuclear Division. The Company provides specialized security-related services for nuclear power generating facilities owned by public and private utility companies. The Company provides highly trained and qualified security personnel, emergency planning, electronic detection equipment and integrated security systems to these utility companies. The terms of contracts entered into by the Nuclear Division generally are multi-year and include a variety of fee arrangements. The Company's experience with requirements and standards of the Nuclear Regulatory Commission ("NRC") enable it to assist customers in ensuring NRC compliance.

     Food Services Division. The Company's correctional foodservice business, the second largest in the industry, provides over 31 million meals annually to over 115 jail and prison facilities in 27 states throughout the United States. Food for regular, therapeutic and religious diets is prepared using conventional or cook-chill methods. The Company provides a quality assurance program that encompasses all aspects of the foodservice business. Specifically, the Company provides product testing and menu development through its staff of nutritional experts, which includes professional dietitians. Also, to ensure high quality of service and product, facility audits are conducted on an on-going basis. The Company bids for foodservice contracts and provides food services on a cost per meal basis. Complete foodservice management, commissary, laundry and janitorial programs are available to correctional clients.

     On January 5, 1996, the Company acquired the contracts and certain assets of the Correctional Food Services Division of Service America Corporation, which had revenues of approximately $41.1 million in 1995. The Company paid a cash purchase price of approximately $12.4 million.

     Only 10% of the correctional foodservice business was privatized as of December 31, 1995. Consequently, the Company sees substantial opportunity to expand its operations in the Food Services Division, especially in light of the recent trend toward privatization of certain governmental services. Additionally, the correctional foodservice business has high barriers to entry, including the need for substantial expertise to comply with strict governmental dietary requirements and the capital resources necessary to finance start-up costs and maintain inventory levels. The Company believes that its in-house staff of highly-trained professional dietitians and managers provides it with a competitive advantage. The Company intends to concentrate on expanding its Food Services Division through internally-generated growth and selected acquisitions.

     GOVERNMENT SERVICES GROUP. The Government Services Group generates approximately 21% of the Company's consolidated revenues. The Government Services Group business is conducted primarily through WCC and Wackenhut Services Inc. ("WSI"). For a discussion of WCC, see "Business -- Correctional Business." Through WSI, the Government Services Group provides security services primarily to United States federal government entities and has established a commercial client base in Australia. Services provided by WSI range from basic security and administrative support to specialized emergency response teams. These response teams are staffed with highly trained personnel, many with prior governmental intelligence experience. These response teams are equipped with sophisticated weaponry and engage in such specialized activities as aerial assault and rapelling operations.

     In the United States, WSI provides security-related services at 11 sensitive government installations. For example, the Company has held the operations and maintenance contract for the Savannah River Site in South Carolina since 1983, the single largest government contract for security-related services. Since 1990, the

Company has managed the Rocky Flats Environmental Technology Site near Denver and since 1964, has managed the Nevada Test Site near Las Vegas. Since 1986, WSI also has provided security as a sub-contractor at the U.S. Strategic Petroleum Reserves in Texas and Louisiana. Since 1984, WSI has overseen training and resource development for the United States Department of Energy at the Central Training Academy in Albuquerque, New Mexico.

     The Company's service contracts with governmental agencies are typically cost-reimbursable contracts providing the Company the ability to earn award fees based upon the achievement of performance goals. The Company's service contracts with governmental agencies are subject to annual governmental appropriations.

     Through the Government Services Group the Company also operates its accelerated access authorization program. This program provides background investigation and research services in support of individual clearances required for employment at United States Department of Energy sites. Currently, this program provides services at two facilities.

     INTERNATIONAL GROUP. International Group accounts for approximately 14% of the Company's consolidated revenues. The International Group's business is conducted primarily through Wackenhut International, Inc. ("WII").

     Since its organization in 1967, WII has grown to include a network of subsidiaries, partnerships and affiliates in over 50 countries. Management believes the Company's international presence, through the operations of WII, is larger than any of its domestic competitors. The Company believes that its risk exposure in international operations conducted through WII is reduced substantially by the fact that the vast majority of its international operations are structured through joint ventures with parties who operate in the given market. These parties often provide valuable insight into local markets, in addition to sharing financial responsibility for the venture. WII also provides a greater variety of services than the Company offers domestically. These services include, among other things, central station monitoring, armored cars and janitorial services. The Company believes that this experience will be valuable in assisting the Company's domestic expansion into new support service areas.

     The Company's goal is to increase its international presence by further developing existing markets and by expanding into new markets. Most recently, WII has expanded into Central and Eastern Europe, the former Soviet Union, the People's Republic of China and other countries in the Far East in an attempt to capitalize on recent economic developments and political reforms in these areas. In addition to providing traditional security services to commercial customers at overseas locations, WII provides security for the U.S. Department of State at embassies and missions in 23 locations. WII also provides protective services at NASA space shuttle support sites in Africa. Major competitors of WII include large United States-based companies with operations overseas, sizable foreign concerns such as Group 4 and Securitas, and local and regional companies.

CORRECTIONAL BUSINESS

     The Company's Correctional Business is conducted through the operations of WCC. WCC is a leading developer and manager of privatized correctional and detention facilities in the United States, the United Kingdom and Australia. WCC was founded in 1984 as a division of the Company to capitalize on emerging opportunities in the private correctional services market. WCC presently has contracts to manage 25 correctional and detention facilities with an aggregate design capacity of 16,653 beds, 17 of which are currently in operations, seven of which are under development by WCC and one of which is being developed by a third party. WCC offers governmental agencies a comprehensive range of prison management services from individual consulting projects to the integrated design, construction and management of correctional and detention facilities. In addition to providing the fundamental services relating to the security of facilities and the detention and care of inmates, WCC has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education, and job and life skills training. The Company believes that WCC's experience in delivering a full range of quality privatization services on a cost-effective basis to governmental agencies provides such agencies strong incentives to choose WCC when awarding new contracts or renewing existing contracts.

     In the United States, there is a growing trend toward privatization of correctional and detention services as governments have faced continuing pressure to control costs and improve the quality of services. According to the Privatization Reports, the design capacity of privately-managed correctional and detention facilities in the United States has increased significantly over the last ten years. The majority of this growth has occurred since 1989, as the number of correctional and detention facilities under contract for private management increased from 26 facilities with a design capacity of 10,973 beds in 1989 to 88 facilities with a design capacity of 49,154 beds in 1994. Even after such growth, according to the Privatization Reports, only 3.0% of inmates in United States correctional and detention facilities were housed in privately-managed facilities at December 31, 1994. The Company believes that many factors have contributed to industry growth, the most important of which are increasing inmate populations and the demonstrated ability of private entities to design, construct and manage facilities on a cost-effective basis.

     International recognition of the benefits of private sector management of correctional and detention facilities also continues. WCC has contracts to manage four of the 11 facilities that have been privatized in the United Kingdom and Australia. In particular, WCC believes that significant growth opportunities exist in the United Kingdom since the Home Office, the chief British governmental body responsible for law enforcement, adopted a policy in 1993 to privatize all new prisons in England and Wales, as well as some existing prisons and court escort services. In December 1995, WCC entered into two contracts to provide court escort services in the West Midlands and Southeast Areas of England, commencing in May 1996. Under court escort contracts, a private company on behalf of a governmental agency, transports prisoners between prisons, police stations and courts and is responsible for the custody of such prisoners during transportation and court appearances.

     WCC's objective is to enhance its position as one of the leading developers and managers of privatized correctional and detention facilities. Key elements of WCC's business strategy include: (i) effective management of projects; (ii) selective development of new business opportunities; (iii) aggressive pursuit of acquisitions; (iv) expanded scope of services; (v) expansion into international markets by establishing alliances with strategic local partners; and (vi) limiting capital risk.

     In September 1994, WCC completed an initial public offering ("IPO") in which it sold 2,185,000 shares of common stock at an offering price of $9 per share. Following the completion of the IPO, the Company owned approximately 73.3% of the issued and outstanding shares of common stock of WCC. In January 1996, WCC completed a subsequent public offering of 2,300,000 shares of common stock at an offering price of $24 per share, which resulted in the Company owning approximately 55% of the issued and outstanding shares of common stock of WCC.

CUSTOMERS

     During Fiscal 1995, the Company provided services to more than 14,000 customers. The Company's largest customer was the United States Department of Energy, which accounted for approximately 17% of the Company's consolidated revenue in Fiscal 1995. The service contracts at the Savannah River site (8%) and the Rocky Flats Plant (5%) are the largest of the Company's contracts with the United States Department of Energy. Contracts with governmental agencies of the State of Texas accounted for 37% and 41% of WCC's revenues in Fiscal 1995 and Fiscal 1994, respectively. Contracts with the New South Wales Department of Corrective Services accounted for 13% of WCC's revenues in Fiscal 1995. Contracts with the Queensland Corrective Services Commission accounted for 13% of WCC's revenues in Fiscal 1995. Contracts with the Louisiana Department of Public Safety and Corrections accounted for 11% and 13% of WCC's revenues in Fiscal 1995 and Fiscal 1994, respectively.

COMPETITION

     The Company is the third largest security and protective services organization in the United States and a leading provider of such services worldwide. The Company competes domestically and internationally with

Borg-Warner Security Company and Pinkerton's, Inc. The Company also competes with numerous local and regional security services companies. The top five providers of services similar to those provided by the Company account for less than 25% of the security-services market in the United States. Competition in the security-related and other support services business is intense and is based primarily on price in relation to quality of service, the scope of services performed, and the extent of employee training and supervision. However, potential competitors can enter the security-related and other support services business without substantial capital investment or expense.

     WCC competes primarily on the basis of the quality and range of services offered, and its experience and reputation, both domestically and internationally, in the design and management of facilities. WCC competes with a number of companies domestically and internationally, such as Corrections Corporation of America, Esmor Correctional Services, Inc., Group 4 International Corrections Service, Securicor Group, U.K. Detention Services, Ltd., and United States Corrections Corp. Some of the competitors are larger and have greater resources than WCC. WCC also competes on a localized basis in some markets with small companies that may have better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the correctional business without substantial capital investment or experience. In addition, in some markets WCC competes with governmental agencies that are responsible for the development and management of correctional facilities.

EMPLOYEES

     The Company's principal business is labor intensive, and is affected substantially by the availability of qualified personnel and the cost of labor. As of March 28, 1996, the Company had over 45,000 full and part-time employees, most of whom are security officers and other personnel providing physical security services. The Company has not experienced any material difficulty in employing sufficient numbers of suitable security officers. Security officers and other personnel supplied by the Company to its clients are employees of the Company, even though stationed regularly at a client's premises. A small percentage of the employees of the Company are covered by collective bargaining agreements. Relations with employees have been generally satisfactory. At March 28, 1996, WCC had 3,038 full-time employees and 78 part-time employees. Employees at four of WCC's facilities are unionized.

BUSINESS REGULATIONS AND LEGAL CONSIDERATIONS

     The Company is subject to numerous city, county, and state firearm and occupational licensing laws that apply to security officers and private investigators. Many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, and imposing minimum bond, surety, or insurance standards. Many foreign countries have laws that restrict the Company's ability to render certain services, including laws prohibiting security-related services or limiting foreign investment.

     The industry in which WCC operates is subject to national, federal, state and local regulations in the United States, United Kingdom and Australia which are administered by a variety of regulatory authorities. Generally, prospective providers of correctional services must be able to detail their readiness to, and must, comply with a variety of applicable state and local regulations, including education, health care and safety regulations. WCC's contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. WCC's Kyle New Vision Chemical Dependency Treatment Center is licensed by the Texas Department of Criminal Justice to provide substance abuse treatment. Certain states, such as Florida and Texas, deem prison guards to be peace officers and require WCC personnel to be licensed and may make them subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

     In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

     The failure to comply with applicable laws, rules or regulations or the loss of any required license could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company may, under certain circumstances, be responsible for the actions of its employees and agents. Under the common law of negligence in many states, the Company can be held vicariously liable for wrongful acts or omissions of its agents or employees performed in the course and within the scope of their agency or employment. In addition, some states have statutes that expressly impose on the Company legal responsibility for the conduct of its agents or employees. The nature of the security-related services provided by the Company (such as armed security officers and fire rescue) may expose it to greater risks of liability for employee acts or omissions than are posed to other businesses. The Company maintains public liability insurance to mitigate against this exposure, although the laws of many states limit or prohibit insurance coverage of liability for punitive damages arising from willful, wanton or grossly negligent conduct.

ITEM 2.  PROPERTIES

     The Company relocated its executive offices to The Wackenhut Center, a newly constructed building located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida, in March 1996. The Wackenhut Center contains approximately 90,500 square feet and is leased from P.G.A. Professional Center, Ltd., for an initial term of 15 years, with consecutive options to extend the term of the lease for three additional five year periods. This lease requires annual rental payments in the amount of $1,764,750 with no escalation during the initial 15 year term.

     WCC owns a 66,000 square foot building in Aurora, Colorado, which is operated by WCC as a detention center under a contract with the United States Government. The Company owns a 15,000 square foot warehouse building in Miami, Florida. In addition, the Company owns two buildings in Ecuador and one each in the Dominican Republic, Costa Rica and Puerto Rico that are used for the operations of its foreign subsidiaries in those countries. All other offices of the Company are leased. The aggregate annual rent for all non-cancelable operating leases of office space, automobiles, data processing and other equipment is approximately $6,994,000. The Company owns substantially all uniforms, firearms, and accessories used by its security officers.


ITEM 3.  LEGAL PROCEEDINGS

     On March 29, 1996, the Company settled a lawsuit alleging tortious interference with contract and other related torts by the Company ("Essex Company vs. Wackenhut Services, Inc.," Case No. 94-908 JC/DJS United States District Court for the District of New Mexico). The reserves previously provided by the Company are adequate to cover the exposure in this matter.

     The Company is presently, and is from time to time, subject to claims arising in the ordinary course of its business. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, the various asserted claims and litigation in which the Company is currently involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such claim or litigation. The foregoing opinion is based in part upon the fact that the Company believes it has established adequate reserves for litigation contingencies in its financial statements in accordance with generally accepted accounting principles.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT



     GEORGE R. WACKENHUT has been Chairman of the Board and Chief Executive Officer of the Company since its inception. He was President of the Company from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. Mr. Wackenhut is also a director of WCC. Mr. Wackenhut is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge, and the President's Advisory Council for the Small Business Administration, Region IV. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School and the Board of Directors of SSJ Medical Development, Inc., Miami, Florida. Mr. Wackenhut is also a member of the American Society for Industrial Security. He was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela.
Mr. Wackenhut received his B.S. degree from the University of Hawaii and his M.Ed. degree from Johns Hopkins University. Mr. Wackenhut is married to
Ruth J. Wackenhut, Secretary of the Company. His son, Richard R. Wackenhut, is President and Chief Operating Officer of the Company and also a Director.

     RICHARD R. WACKENHUT has been President and Chief Operating Officer of the Company and a member of the Board of Directors since April 26, 1986, and was formerly Senior Vice President of Operations from 1983 to 1986. He was Manager of Physical Security from 1973 to 1974. He also served as Manager, Development at the Company's Headquarters from 1974 to 1976; Area Manager, Columbia, South Carolina, from 1976 to 1977; District Manager, Columbia, South Carolina from 1977 to 1979; Director, Physical Security Division at Corporate Headquarters from 1979 to 1980; Vice President, Operations from 1981 to 1982; and Senior Vice President, Domestic Operations from 1982 to 1983. Mr. Wackenhut is Director of Wackenhut del Ecuador, S.A.; Wackenhut UK Limited; Wackenhut Dominicana, S.A.; and several domestic subsidiaries of the Company, including WCC. He is a member of the St. Thomas University Advisory Board. He is also a member of the American Society for Industrial Security, the International Association of Chiefs of Police and the International Security Management Association. He received his B.A. degree from The Citadel in 1969 and completed the Advanced Management Program of the Harvard University School of

Business Administration in 1987. Mr. Wackenhut is the son of George R. Wackenhut, Chairman of the Board and Chief Executive Officer of the Company, and Ruth J. Wackenhut, Secretary of the Company.

     ALAN B. BERNSTEIN has been Executive Vice President of the Company and President, Domestic Operations Group since April 27, 1991. Prior to that, Mr. Bernstein was Senior Vice President, Domestic Operations from 1986 to 1991. He has been employed by the Company since 1976, except for a brief absence during 1982 when he was a partner in a family-owned security alarm business in New York State. Mr. Bernstein has served in the following positions with the Company or its subsidiaries: Vice President of Domestic Operations, 1985; Vice President, Corporate Business Development, 1984; Acting President, Wackenhut Systems Corporation, 1983; Director of Integrated Guard Security, 1981; and Manager of Wackenhut Electronic Systems Corporation (Miami) from 1976 to 1981. He received his B.S.E.E. degree from the University of Rochester, and an M.B.A. degree from Cornell University.

     FERNANDO CARRIZOSA has been Senior Vice President, International Operations since January 28, 1989. Mr. Carrizosa was Vice President of International Operations from January 31, 1988 to January 28, 1989. He joined Wackenhut de Colombia in 1968 as Manager of Investigations. He was promoted to Manager of Human Resources, and then to Assistant to the President in 1974. He moved to Headquarters as a trainee in 1974, and was promoted to Manager of Latin American Operations in 1980, a capacity in which he served until 1983. Mr. Carrizosa also served as Executive Vice President of Wackenhut International, 1983 to 1984 and President of Wackenhut International, 1984 to 1988. He is a Director of several subsidiaries and affiliates of the Company. He received a B.B.A. from Universidad Javeriana in Colombia, and an M.B.A. with honors from Florida International University in 1976.

     TIMOTHY P. COLE has been Executive Vice President and President, Government Services Group since April 27, 1991. Mr. Cole was Senior Vice President Government Services from 1989 to 1991. He joined the Company as President of Wackenhut Services, Inc. in 1988. Mr. Cole was associated with the Martin Marietta Corporation from 1982 to 1988 and served in various capacities, including Program Director and Director of Subcontracts. He received his B.B.A. degree from the University of Oklahoma and his M.B.A. from Pepperdine University. Mr. Cole completed the Advanced Management Program of the Harvard University Graduate School of Business Administration in 1987. Mr. Cole is also the Chairman of the Board of Directors of WCC.

     ROBERT C. KNEIP has been the Senior Vice President, Corporate Planning and Development of the Company since 1988. He joined the Company in 1982. Mr. Kneip has held various positions in the Company including Director, Power Generating Services; Director, Contracts Management; Vice President, Contracts Management; and Vice President, Planning and Development. Prior to joining the Company, Mr. Kneip was employed by the Atomic Energy Commission, the Nuclear Regulatory Commission and Dravo Utility Constructors, Inc. He received a B.A. (Honors) from the University of Iowa, and an M.A. and Ph.D. from Tulane University.

     JAMES P. ROWAN is Vice President and General Counsel, and Assistant Secretary of the Company. He joined the Company in 1979 as Assistant General Counsel, became Associate General Counsel in 1982 and a Vice President in 1986. He is an attorney admitted to the Bar of the States of Indiana, Iowa and Michigan. He holds degrees of B.S.C. (Accounting) and J.D. (Law) from the University of Iowa.

     DANIEL E. MASON has been Vice President and Chief Financial Officer, Domestic Operations Group since June 1992. Prior to that he was Controller, Domestic Operations, since joining the Company in June 1990. Mr. Mason came to the Company from Coastal Corporation, where he was Corporate Controller of its Miami-based, refined products marketing subsidiary, Coastal Fuels Marketing, Inc. During his eleven years at Coastal, he held various positions including Manager of Accounting Services, Director of Planning and Analysis, and Division Controller, Retail Operations. Mr. Mason received his B.S. in Accounting from Florida International University and an M.B.A. from the University of Miami.

     RUTH J. WACKENHUT has been Secretary of the Company since 1958. She is married to George R. Wackenhut, Chairman of the Board and Chief Executive Officer of the Company and her son, Richard R. Wackenhut, is President and Chief Operating Officer of the Company and also a director.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


On October 31, 1995, the Company declared a 25% stock dividend, effected in the form of a stock split (the 25% stock dividend), paid on January 9, 1996 to stockholders of record at the close of business on December 22, 1995. The 25% stock dividend was paid in Series B Common Stock to holders of the Company's Series A Common Stock and Series B Common Stock. The accompanying Consolidated Financial Statements have been retroactively restated to reflect the 25% stock dividend.

Regular quarterly dividends of $.0575 and $.0600 per share (adjusted for the 25% stock dividend) on both outstanding Series A Common Stock and Series B Common Stock were declared and paid by the Company for each of the four quarters of fiscal years ended January 1, 1995 and December 31, 1995, respectively. The Company intends to declare future quarterly dividends on Series A Common Stock and Series B Common Stock, depending on its earnings, financial condition, capital requirements and other relevant factors.

The ensuing table shows the high and low prices for the Company's Series A Common Stock and Series B Common Stock, as reported on the New York Stock Exchange, for each quarterly period during fiscal years ended January 1, 1995 and December 31, 1995, respectively. The prices shown in the table have been rounded to the nearest 1/8th and reflect the 25% stock dividend. The approximate number of record holders of Series A Common Stock and Series B Common Stock, as of February 22, 1996 was 876 and 943, respectively.


                                               Fiscal 1994                                        Fiscal 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                   Series A                   Series B                   Series A               Series B
- ------------------------------------------------------------------------------------------------------------------------------------
Quarter                       High            Low        High           Low          High          Low        High        Low
- ------------------------------------------------------------------------------------------------------------------------------------
First                        $  9-1/4     $ 7-7/8     $ 7-3/8     $6-3/8            $ 14       $  8-3/8      $12-3/4     $ 8-1/2

Second                          9-3/4       8-1/8       7-1/2      6                  15-1/4     10-7/8       12-3/8       9

Third                          10-3/8       8-3/4       9          6-5/8              12-3/4     11-1/8       11-1/4       9-7/8

Fourth                         10-1/4       7-1/4       8-7/8      6-7/8              14-1/2     12           12-3/4       10-3/8




ITEM 6.  SELECTED FINANCIAL DATA




     The selected financial data for the Company set forth below with respect to the Statement of Income Data and Balance Sheet Data for and at the end of the Company's fiscal years ended December 29, 1991 ("Fiscal 1991"), January 3, 1993 ("Fiscal 1992"), January 2, 1994 ("Fiscal 1993"), January 1, 1995 ("Fiscal 1994") and December 31, 1995 ("Fiscal 1995") are derived from the
Consolidated Financial Statements of the Company. The Selected Financial
Data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                     FISCAL(1)
                                                           --------------------------------------------------------------
                                                             1991         1992         1993         1994           1995
                                                           --------     --------     --------     --------       --------
                                                                       (IN THOUSANDS, EXCEPT FOR SHARE DATA)
STATEMENT OF INCOME DATA(2):
Revenues.................................................  $570,411     $615,378     $659,256     $726,753       $796,732
Non-recurring charges....................................        --           --       (1,726)          --             --
Write-down of headquarters building......................        --           --           --       (8,700)(3)         --
Operating income.........................................    13,859        3,367        4,496        6,592         15,774
Income before income taxes...............................    11,867        1,588        3,371        3,002         13,733
Provision for income taxes...............................     4,378          834          485           17          4,742
Income before extraordinary charge and
  cumulative effect of accounting change.................     7,721        1,137        3,609        2,272          7,260
Extraordinary charge -- early extinguishment of debt,
  net of income taxes....................................        --           --       (1,444)        (887)            --
Cumulative effect of accounting change for income
  taxes..................................................        --        7,370           --           --             --
Net income...............................................     7,721        8,507        2,165        1,385          7,260
                                                           ========     ========     ========     ========       ========
Income per share before extraordinary charge and
  cumulative effect of accounting change.................  $    .64     $    .09     $    .30     $    .19       $    .60
Extraordinary charge per share -- early extinguishment of
  debt,
  net of income taxes....................................        --           --         (.12)        (.08)            --
Cumulative effect per share of accounting change for
  income taxes...........................................        --          .61           --           --             --
                                                           --------     --------     --------     --------       --------
Net income per share.....................................  $    .64     $    .70     $    .18     $    .11       $    .60
Total dividends per share................................  $    .19     $    .20     $    .23     $    .23       $    .24

                                                                                     END OF YEAR
                                                             ------------------------------------------------------------
                                                               1991         1992         1993         1994         1995
                                                             --------     --------     --------     --------     --------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital............................................  $ 48,599     $ 56,932     $ 56,163     $ 75,589     $ 49,638
Total assets...............................................   172,093      192,236      211,297      212,757      197,927
Current portion of long-term debt..........................       730          730       10,456           --           11
Long-term debt.............................................    46,920       63,260       57,484       38,991        5,376
Total debt.................................................    47,650       63,990       67,940       42,756        6,502
Shareholders' equity.......................................    42,847       47,587       47,362       57,459       62,904

- ---------------

(1) The Company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal 1991, Fiscal 1993, Fiscal 1994 and Fiscal 1995 each included 52 weeks. Fiscal 1992 included 53 weeks.
(2) Per share amounts are restated to reflect a 100% stock dividend declared in Fiscal 1992, a 25% stock dividend declared during Fiscal 1994 and a 25% stock dividend declared during Fiscal 1995 (in each case, effected in the form of a stock split).
(3) In Fiscal 1994, the Company recognized a one-time operating expense of $8,700,000 in connection with the writedown of its former headquarters building.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                    OVERVIEW

     Since its inception in 1954, the Company has become a leading international provider of security-related and other support services and a leading developer and manager of privatized correctional and detention facilities. The Company provides security-related and other support services through the Services Business and correctional services through the Correctional Business. Through the Services Business, the Company provides physical security services, food services and other related services to commercial and governmental customers. Through the Correctional Business, the Company provides correctional and detention facility design, development and management services to government agencies. The Company is managed through three operating groups: the Domestic Operations Group, the Government Services Group and the International Group. The Services Business is operated through all three groups, while the Correctional Business is operated by the Government Services Group exclusively through the Company's 55%-owned WCC subsidiary. For presentation purposes, the financial results of WCC are described separately from the results of the Government Services Group's other operations.

     From a well established base in its core security-related services business, the Company has expanded into a range of other support services in response to a trend toward privatization of governmental services and outsourcing by commercial customers of non-core support functions. For example, in 1984 the Company expanded into the Correctional Business which in Fiscal 1995 increased its revenues by 18.3% and operating income by 62.6% from Fiscal 1994. Moreover, in Fiscal 1992 the Company entered the foodservice business for correctional institutions, which in Fiscal 1995 generated $34.7 million in revenues. The Company continues to expand its market presence in these areas and, consistent with that strategy, acquired the contracts and certain assets of the Correctional Food Service Division of Service America Corporation in early 1996. The Company continues to explore and may selectively invest in other service businesses such as temporary services, building maintenance, supplemental police services, crash-fire-rescue services, fire protection services, and airport services.

     During Fiscal 1995, the Company continued to achieve sustained growth. Between Fiscal 1991 and Fiscal 1995, the Company's consolidated revenues increased at a compound annual growth rate of 8.7%, including a 9.6% increase from Fiscal 1994 to Fiscal 1995.

     The Domestic Operations Group lead the growth in revenues of the Services Business with an increase of 11.2% to $423.7 million in Fiscal 1995 from $380.9 million in Fiscal 1994, which was attributable to: (i) a significant increase in revenues derived from the provision of core security-related services to National Accounts; (ii) an increase in its CPO business; and (iii) expansion of market share in the correctional foodservice business.

     The International Group also achieved significant growth, with revenues increasing 25.9% to $113.2 million in Fiscal 1995 from $89.9 million in Fiscal 1994. The increase in revenues was principally attributable to steady geographical expansion, including expansion in the Central and South American and European operations.

     Government Services Group (excluding WCC) revenues decreased 6.5% to $166.0 million in Fiscal 1995 from $177.6 million in Fiscal 1994, primarily as a result of reductions in government funding for security at United States Department of Energy facilities. Contracts with the Department of Energy are typically cost reimbursable contracts for which the Company can earn award fees based on performance factors. Although award fee pools available to the Company have not been reduced significantly, further reductions in revenues could impact profit contribution from these contracts.

     During Fiscal 1995, WCC continued to generate sustained growth. Between Fiscal 1991 and Fiscal 1995, WCC generated compound annual revenue growth of 27.3%, which included an 18.3% increase in Fiscal 1995. Operating income increased 62.6% in Fiscal 1995, and has grown from $1.7 million in Fiscal 1991 to $7.2 million in Fiscal 1995. Revenue and operating income increases reflect an increase from eight facilities and 1.0 million compensated resident days in Fiscal 1991 to 16 facilities and
2.4 million compensated resident days in Fiscal 1995.

     In December 1995, the Company sold its headquarters building in Coral Gables, Florida, and subsequently relocated to a newly constructed, leased building in Palm Beach Gardens, Florida. The move to a more efficient building in a less expensive location should result in reduced annual operating costs. However, a one-time $750,000 charge against first quarter 1996 earnings is anticipated for the cost of the move.

                             RESULTS OF OPERATIONS

     The table below summarizes results of operations for the Company's two business segments by organizational group.

                                                                            % CHANGE                  % CHANGE
                                                                 FISCAL    VS. FISCAL      FISCAL    VS. FISCAL      FISCAL
                                                                  1993        1993          1994        1994          1995
                                                                --------   ----------     --------   ----------     --------
                                                                                       (IN THOUSANDS)
REVENUES:
Services Business
  Domestic Operations Group...................................  $336,048       13.4%      $380,941       11.2%      $423,743
  Government Services Group (excluding WCC)...................   184,915       (3.9)       177,613       (6.5)       166,035
  International Group.........................................    82,759        8.6         89,900       25.9        113,205
  Other.......................................................     1,019       19.9          1,222       (6.6)         1,141
  Inter-Group Revenues........................................    (4,269)        --         (6,949)        --         (6,823)
                                                                --------      -----       --------      -----       --------
                                                                 600,472        7.0        642,727        8.5        697,301
Correctional Business -- WCC..................................    58,784       42.9         84,026       18.3         99,431
                                                                --------      -----       --------      -----       --------
Consolidated Revenues.........................................  $659,256       10.2%      $726,753        9.6%      $796,732
                                                                --------      -----       --------      -----       --------
OPERATING INCOME:
Services Business
  Domestic Operations Group...................................  $ 10,434       24.4%      $ 12,977        4.0%      $ 13,501
  Government Services Group (excluding WCC)...................     3,499       47.5          5,162      (44.4)         2,871
  International Group.........................................     2,164       38.3          2,992       (7.0)         2,783
  Corporate Expenses and Underwriting Losses..................   (13,047)      21.2        (10,285)      (3.2)       (10,610)
                                                                --------      -----       --------      -----       --------
                                                                   3,050      255.6         10,846      (21.2)         8,545
Correctional Business -- WCC..................................     1,446      207.5          4,446       62.6          7,229
Write-down of Headquarters Building...........................        --         --         (8,700)        --             --
                                                                --------      -----       --------      -----       --------
Consolidated Operating Income.................................  $  4,496       46.6%      $  6,592      139.3%      $ 15,774
                                                                --------      -----       --------      -----       --------

COMPARISON OF FISCAL 1995 TO FISCAL 1994

REVENUES

     Consolidated revenues increased 9.6% to $796.7 million in Fiscal 1995 from $726.7 million in Fiscal 1994.

  SERVICES BUSINESS

     Services Business revenues increased 8.5% to $697.3 million in Fiscal 1995 from $642.7 million in Fiscal 1994.

     Domestic Operations Group. Domestic Operations Group revenues increased 11.2% to $423.7 million in Fiscal 1995 from $380.9 million in Fiscal 1994. Within the Domestic Operations Group, revenues from the Security Services Division increased 11.2% to $336.2 million in Fiscal 1995 from $302.4 million in Fiscal 1994 as a result of: (i) a significant increase in revenues derived from the provision of security-related services to National Accounts; and (ii) an increase in its CPO business reflecting the growing demand for the specialized services offered in this area. Revenues from the Food Services Division increased 39.6% to $34.7 million in Fiscal 1995 from $24.9 million in Fiscal 1994, reflecting the Company's increased presence in the growing correctional foodservice market. Revenues from the Nuclear Division remained relatively unchanged from

Fiscal 1994 to Fiscal 1995, reflecting the maturation of the nuclear power industry and limited opportunities for growth in this market.

     Government Services Group.  Government Services Group revenues (excluding
WCC) decreased 6.5% to $166.0 million in Fiscal 1995 from $177.6 million in Fiscal 1994. Within the Government Services Group, revenues of Wackenhut Services, Inc. decreased 5.6% to $146.7 million in Fiscal 1995 from $155.5 million in Fiscal 1994, principally due to reductions in government funding for security at United States Department of Energy facilities. Management believes this reduction in funding will continue to affect Government Services Group revenues and operating income. Revenues of Wackenhut Educational Services, Inc. decreased 40.3% to $13.1 million in Fiscal 1995 from $22.0 million in Fiscal 1994, principally due to the loss of two contracts. The decrease in Government Services Group revenues in Fiscal 1995 was partially offset by revenues of $6.1 million generated by the Wackenhut of Australia subsidiary, which was acquired in Fiscal 1995, and provides security-related services.

     International Group. International Group revenues increased 25.9% to $113.2 million in Fiscal 1995 from $89.9 million in Fiscal 1994, as this group continued to experience steady geographical expansion. The increase in revenues was principally attributable to: (i) increased revenues from Central and South American operations, where revenues increased 21.2% to $83.4 million in Fiscal 1995 from $68.8 million in Fiscal 1994; and (ii) increased revenues from European operations, which increased 40.0% to $15.0 million in Fiscal 1995 from $10.7 million in Fiscal 1994. The increase in international revenues reflects returns on past investment in new markets as well as continuing increased demand for physical security services in those geographic regions serviced by the Company.

  CORRECTIONAL BUSINESS

     The Correctional Business revenues increased 18.3% to $99.4 million in Fiscal 1995 from $84.0 million in Fiscal 1994. Of the increase in Fiscal 1995 revenues, $11.9 million was generated by domestic operations and $3.5 million was generated by operations in Australia.

     The increase in domestic revenues of WCC in Fiscal 1995 was primarily attributable to an increase in compensated resident days to 1.9 million in Fiscal 1995 from 1.7 million in Fiscal 1994, reflecting: (i) increased occupancy at two facilities opened in late 1994; (ii) the opening of two facilities in the second half of 1995; and (iii) the expansion of one facility in 1995. The increase in domestic revenues also reflected management fees generated from the development of four facilities.

     The increase in international revenues of WCC in Fiscal 1995 was primarily attributable to an increase in compensated resident days to 420,000 in Fiscal 1995 from 371,000 in Fiscal 1994, reflecting the expansion of one facility in Australia, and an increase in management fees generated from the development of another facility in Australia.

     In Fiscal 1995, "pass-through" revenues and expenses were reclassified to exclude amounts related to construction and design activities, consistent with industry practice. As a result, only management fees for development and design services are included in revenues. All prior periods have been restated to reflect this reclassification. See Note 1 of Notes to the Consolidated Financial Statements.

OPERATING INCOME

     Consolidated operating income increased to $15.8 million in Fiscal 1995 from $6.6 million in Fiscal 1994, which included an $8.7 million write-down of the headquarters building in Fiscal 1994.

  SERVICES BUSINESS

     Operating income from the Services Business decreased 21.2% to $8.5 million in Fiscal 1995 from $10.8 million in Fiscal 1994.

     Domestic Operations Group. Domestic Operations Group operating income increased 4.0% to $13.5 million in Fiscal 1995 from $13.0 million in Fiscal 1994. The growth in operating income within the

Domestic Operations Group was a result of: (i) continued strong performance in the core security-related services business, particularly in National Accounts;
(ii) increased demand for Custom Protection Officers; (iii) continued development of the foodservice business.

     Government Services Group. Government Services Group (excluding WCC) operating income decreased 44.4% to $2.9 million in Fiscal 1995 from $5.2 million in Fiscal 1994, reflecting: (i) lower than expected ratings at one facility, resulting in a decrease in award fees paid to the Company by the United States Department of Energy for such facility; and (ii) the termination of two contracts in Wackenhut Educational Services, Inc.

     International Group. International Group operating income decreased 7.0% to $2.8 million in Fiscal 1995 from $3.0 million in Fiscal 1994. The principal contribution to operating income of the International Group was made by subsidiaries in Central and South America and Europe. However, development costs in the Far East and Africa substantially offset gains in Central and South America and Europe.

  CORRECTIONAL BUSINESS

     WCC operating income increased 62.6% to $7.2 million in Fiscal 1995 from $4.4 million in Fiscal 1994.

     WCC domestic operating income increased 112.3% to $4.5 million in Fiscal 1995 from $2.1 million in Fiscal 1994, reflecting: (i) increased occupancy at two facilities opened in late Fiscal 1994; (ii) the opening of two facilities in the second half of Fiscal 1995; and (iii) the expansion of one facility in Fiscal 1995. The increase in domestic operating income also reflected management fees generated from the development of four facilities.

     WCC international operating income increased 17.3% to $2.7 million in Fiscal 1995 from $2.3 million in Fiscal 1994. The increase in operating income reflects the expansion of one facility in Australia and management fees generated from the development of another facility in Australia.

OTHER EXPENSE

     Other expense decreased 43.2% to $2.0 million in 1995 from $3.6 million in 1994, principally due to a decrease of $1.7 million in interest expense attributable to a reduction in funding requirements. In addition there was a decrease of $199,000 in interest and investment income which was principally due to a decrease in fixed income securities investment holdings of the Company's captive reinsurance subsidiary. The proceeds from the Company's sales of these securities were used primarily to reduce the Company's debt.

INCOME BEFORE INCOME TAXES

     Income before income taxes increased to $13.7 million in Fiscal 1995 from $3.0 million in Fiscal 1994, which included an $8.7 million write-down of the headquarters building in Fiscal 1994.

     The combined federal and state effective income tax rate was 34.5% for Fiscal 1995 and 0.6% for Fiscal 1994, respectively. The lower effective rate in Fiscal 1994 primarily reflected reductions in the statutory rate attributable to tax exempt interest income, targeted job credits and the utilization of capital loss carryforwards which was significantly higher in 1994.

MINORITY INTEREST EXPENSE

     Minority interest expense (net of income taxes) increased to $2.4 million in Fiscal 1995 from $1.0 million in Fiscal 1994, reflecting the increase in earnings of WCC and other majority-owned international subsidiaries of the Company.

EQUITY INCOME OF FOREIGN AFFILIATES

     Equity income of foreign affiliates (net of income taxes) increased 120.6% to $631,000 in Fiscal 1995 from $286,000 in Fiscal 1994 primarily resulting from increased earnings of security services affiliates in South America and Europe and decreased losses from WCC's joint venture in the United Kingdom.

EXTRAORDINARY CHARGE

     In Fiscal 1994, the Company prepaid a note to an insurance company and recognized an extraordinary charge of $887,000 (net of income taxes) for the early extinguishment of such debt.

NET INCOME

     Net income increased to $7.3 million in Fiscal 1995, or $0.60 per share, compared to $1.4 million, or $0.11 per share in Fiscal 1994, after the $887,000 extraordinary charge and the write-down of the headquarters building ($5.4 million net of income taxes).

COMPARISON OF FISCAL 1994 TO FISCAL 1993

REVENUES

     Consolidated revenues increased 10.2% to $726.7 million in Fiscal 1994 from $659.2 million in Fiscal 1993.

  SERVICES BUSINESS

     Revenues from the Services Business increased 7.0% to $642.7 million in Fiscal 1994 from $600.5 million in Fiscal 1993.

     Domestic Operations Group. Domestic Operations Group revenues increased 13.4% to $380.9 million in Fiscal 1994 from $336.0 million in Fiscal 1993. Revenues from the Security Services Division of the Domestic Operations Group contributed $37.4 million to this increase in Fiscal 1994 largely due to the success in obtaining National Accounts with major corporations in the second half of Fiscal 1993 and in Fiscal 1994. In Fiscal 1994 the Company was also awarded a $34.7 million contract with the State of Hawaii to supply security services at eight airports. CPO revenues increased $14.3 million (35.9%) over Fiscal 1993. Revenues of the Nuclear Division remained essentially flat in Fiscal 1994, reflecting the maturation of the nuclear power industry and limited opportunities for growth in this market. Food Services Division revenues increased 36.0% to $24.9 million in Fiscal 1994 from $18.3 million in Fiscal 1993.

     Government Services Group.  Government Services Group revenues (excluding
WCC) decreased 3.9% to $177.6 million in Fiscal 1994 from $184.9 million in Fiscal 1993. Revenues of Wackenhut Services, Inc. decreased $8.1 million as a result of reductions in manpower requirements by the Department of Energy. The decrease in the Government Services Group revenues in Fiscal 1994 was partially offset by an increase at Wackenhut Educational Services, Inc. of $3.4 million (18.4%) over Fiscal 1993.

     International Group. The International Group revenues increased 8.6% to $89.9 million in Fiscal 1994 from $82.8 million in Fiscal 1993 primarily due to growth in Central and South America.

  CORRECTIONAL BUSINESS

     Correctional Business revenues increased 42.9% to $84.0 million in Fiscal 1994 from $58.8 million in Fiscal 1993. This increase was primarily generated by international operations due to the consolidation of Australasian Correctional Management Pty Limited ("ACM") and the opening of two facilities in Fiscal 1994.

OPERATING INCOME

     Consolidated operating income, which included an $8.7 million write-down of the headquarters building in Fiscal 1994, increased to $6.6 million in Fiscal 1994 from $4.5 million in Fiscal 1993.

  SERVICES BUSINESS

     Operating income from the Services Business increased to $10.8 million in Fiscal 1994 from $3.0 million in Fiscal 1993.

     Domestic Operations Group. Domestic Operations Group operating income increased 24.4% to $13.0 million in Fiscal 1994 from $10.4 million in Fiscal 1993. This increase was principally due to improvements in the profit contribution of the core security-related services business.

     Government Services Group. Government Services Group operating income (excluding WCC) increased 47.5% to $5.2 million in Fiscal 1994 from $3.5 million in Fiscal 1993. The increase was principally due to higher award fees resulting from excellent ratings at Department of Energy facilities. In addition, two unprofitable divisions of the Government Services Group which had combined losses of $2.0 million in Fiscal 1993 were sold in that year.

     International Group. International Group operating income increased 38.3% to $3.0 million in Fiscal 1994 from $2.2 million in Fiscal 1993. This increase was principally due to growth in Central and South America.

  CORPORATE EXPENSES AND UNDERWRITING LOSSES

     The decrease in Corporate Expenses and Underwriting Losses in Fiscal 1994 resulted principally from a decrease in underwriting losses of the Company's captive reinsurance subsidiary.

  CORRECTIONAL BUSINESS

     Operating income from the Correctional Business increased 207.5% to $4.4 million in Fiscal 1994 from $1.4 million in Fiscal 1993. This increase was primarily attributable to the consolidation of ACM and the opening of two facilities.

OTHER EXPENSE

     Other expense was $3.6 million in Fiscal 1994 compared to $1.1 million in Fiscal 1993, resulting from the following factors. First, interest expense amounted to $5.1 million and exceeded the previous year by $874,000. Second, the liquidation of investments of the captive reinsurance subsidiary to reduce corporate debt resulted in lower interest and investment income ($1.6 million) to the Company.

INCOME BEFORE INCOME TAXES

     Income before income taxes, which included an $8.7 million write-down of the headquarters building in Fiscal 1994, was $3.0 million in Fiscal 1994 compared to $3.4 million in Fiscal 1993.

     The provision for income taxes in 1994 was $17,000, reflecting an effective income tax rate of 0.6% due to partial utilization of capital loss carryforwards, targeted job tax credits and tax exempt interest income of the captive reinsurance subsidiary. The effective income tax rate was 14.4% in Fiscal 1993 due to similar factors, and a favorable federal income tax adjustment of $637,000 that resulted from a revenue agent's examination for the years 1980 to 1986.

MINORITY INTEREST EXPENSE

     Minority interest expense (net of income taxes) increased $637,000 reflecting the sale of a minority interest in WCC.

EQUITY INCOME OF FOREIGN AFFILIATES

     Equity income of foreign affiliates (net of income taxes) decreased $799,000 to $286,000 in Fiscal 1994 from $1.1 million in Fiscal 1993, mainly as a result of the consolidation of ACM in Fiscal 1994.

INCOME BEFORE EXTRAORDINARY CHARGE

     Income before extraordinary charge was $2.3 million or $0.19 per share in Fiscal 1994. In Fiscal 1993, net income before extraordinary charge was $3.6 million, or $0.30 per share, restated for the stock dividends declared in Fiscal 1995 and Fiscal 1994.

EXTRAORDINARY CHARGE

     In Fiscal 1994, the Company prepaid a senior note to an insurance company and recognized an extraordinary charge for the early extinguishment of debt in the amount of $887,000 (net of income taxes). The Company also recognized a $1.4 million extraordinary charge (net of income taxes) for the early extinguishment of another senior note in Fiscal 1993.

NET INCOME

     Net income, which included an $8.7 million ($5.4 million net of income taxes) write-down of the Company's headquarters building, was $1.4 million in Fiscal 1994, or $0.11 per share, compared to $2.2 million, or $0.18 per share in 1993, both restated for stock dividends declared in Fiscal 1995 and Fiscal 1994.

INFLATION

     Management believes that inflation has not had a material effect on the Company's results of operations during the past three fiscal years. However, many of the Company's service contracts provide for either fixed management fees or for fees that increase by only small amounts during the terms of the contracts. Since personnel costs represent the Company's largest expense, inflation could have a substantial adverse effect on the Company's results of operations in the future to the extent that wages and salaries increase at a faster rate than the per diem or fixed rates received by the Company for its services.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have been, and are expected to continue to be, cash flows from operations and borrowings under lines of credit provided by banks in the United States and abroad. Cash and cash equivalents amounted to $20.2 million at December 31, 1995 compared to $13.8 million at January 1, 1995. Of this cash and cash equivalents, $9.3 million serves as collateral for certain obligations of the Company's captive reinsurance subsidiary.

     The Company has additional sources of liquidity available in the form of a $50 million revolving line of credit and a $50 million accounts receivable securitization facility. Additionally, at December 31, 1995, WCC had in place a $15 million revolving line of credit, and subsidiaries of the Company and WCC had in place credit agreements with banks providing Australian $9.5 million (approximately $7.1 million U.S. at December 31, 1995). WCC's $15 million revolving line of credit contains certain covenants that restrict WCC's ability to pay dividends to the Company.

     At December 31, 1995, the Company had $1.4 million outstanding under its $50 million revolving line of credit and $36 million outstanding in the form of letters of credit securing reserves of the captive reinsurance subsidiary and other corporate transactions. The unused portion of the revolving line of credit was $12.6 million at December 31, 1995. In addition, at December 31, 1995, the Company had sold $35 million of accounts receivable under its accounts receivable securitization facility. Under the terms of the accounts receivable securitization facility, the Company retains substantially the same risk of credit loss as if receivables had not been sold under this facility. At December 31, 1995, WCC and the subsidiaries of the Company and

WCC had $5.1 million outstanding under their credit agreements. At December 31, 1995 and January 1, 1995, the ratio of total debt to total capitalization was 9.4% and 42.7%, respectively. See Note 5 to the Consolidated Financial Statements.

     WCC anticipates making cash investments in connection with future acquisitions. In addition, in line with a developing industry trend toward requiring private operators to make capital investments in facilities and to enter into direct financing arrangements in connection with the development of such facilities, WCC plans to use part of the net proceeds of $51.8 million from the January 1996 public offering of shares of its common stock to finance start-up costs, leasehold improvements and equity investments in facilities, if appropriate, in connection with undertaking new contracts. In connection with the award of one project, WCC recently has agreed to make an approximate $4.0 million equity investment in the project and to assist in the financing of the project by guaranteeing up to approximately $20.0 million of the permanent pass-through financing. The governmental entity that has contracted for the project is the ultimate pass-through source of payments and the recourse obligations of WCC and the subsidiary through which it will hold its investment in the project are substantially limited in type and likelihood. WCC and its subsidiary have made application to restructure the pass-through financing to a non-recourse basis. WCC has structured the transaction so that the financing for the project will be repaid from funds generated by the project. In addition, to the extent that WCC elects to receive dividends from its subsidiary, it will be required to arrange for a letter of credit in favor of the subsidiary to provide security for the payment of certain possible future tax obligations of the subsidiary. The letter of credit will not be issued any earlier than the second half of 1997 and, consequently, any financing arrangements with respect to such letter of credit have not been determined. The Company does not believe that the issuance of the letter of credit will have a material impact on its liquidity or capital resources or the liquidity or capital resources of WCC.

     Net cash generated by operating activities was $13.3 million in Fiscal 1995 compared to $13.0 million in Fiscal 1994.

     Cash used in investing activities amounted to $9.3 million in Fiscal 1995. Capital expenditures of $6.9 million reflect purchases of equipment related to the provision of security-related services and investments in facilities by WCC. In the second half of Fiscal 1995, the Company acquired the contracts and certain assets of Protection Management International Pty., Ltd. and Checkmate Security Group, two companies in Australia engaged in the Services Business for $2.6 million. In December 1995, the Company sold its headquarters building in exchange for a $9.0 million first mortgage note and $1.7 million in cash (after payment of related expenses).

     Cash provided by financing activities amounted to $2.4 million in Fiscal 1995. In Fiscal 1995, the Company sold certain receivables for $35 million in cash to prepay amounts outstanding under the mortgage on the Company's headquarters building and to reduce the amounts outstanding under the Company's revolving loan.

     Cash dividends paid in Fiscal 1995 amounted to $2.9 million.

     Current cash requirements consist of amounts needed for capital expenditures, increased working capital needs resulting from corporate growth, payment of liabilities incurred in the operation of the Company's business, the renovation or construction of correctional facilities by WCC, possible acquisitions and the payment of dividends. The Company continues to expand its domestic and international businesses and to pursue major contracts, some of which may require substantial initial cash outlays, which are partially or fully recoverable over the original term of the contract.

     Subsequent to year end, WCC sold 2.3 million shares of its common stock at a price of $24.00 per share. Such proceeds are only available to WCC. The offering resulted in net proceeds to WCC of approximately $51.8 million. Management believes that cash on hand, internally generated cash flows and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the Company's business, both on a near term and long term basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
  The Wackenhut Corporation:

     We have audited the accompanying consolidated balance sheets of The Wackenhut Corporation (a Florida corporation) and subsidiaries as of January 1, 1995 and December 31, 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three fiscal years in the period ended December 31, 1995. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wackenhut Corporation and subsidiaries as of January 1, 1995 and December 31, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects of financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP

Miami, Florida,
February 22, 1996.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 1, 1995 AND DECEMBER 31, 1995

                                                                                        END OF PERIOD
                                                                                  -------------------------
                                                                                  JANUARY 1,   DECEMBER 31,
                                                                                     1995          1995
                                                                                  ----------   ------------
                                                                                    (IN THOUSANDS EXCEPT
                                                                                         SHARE DATA)
                                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................................................   $ 13,808      $ 20,185
  Accounts receivable, less allowance for doubtful accounts of $1,056 in 1994
    and
    $1,268 in 1995..............................................................    100,425        77,121
  Inventories...................................................................      7,179         6,798
  Other.........................................................................     16,233        18,058
                                                                                  ----------   ------------
                                                                                    137,645       122,162
                                                                                  ----------   ------------
NOTES RECEIVABLE................................................................      1,646        10,540
                                                                                  ----------   ------------
MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT -- CASUALTY REINSURANCE
  SUBSIDIARY....................................................................     11,495         5,774
                                                                                  ----------   ------------
PROPERTY AND EQUIPMENT, AT COST.................................................     45,928        29,132
  Accumulated depreciation......................................................    (15,102)       (9,851)
                                                                                  ----------   ------------
                                                                                     30,826        19,281
                                                                                  ----------   ------------
DEFERRED TAX ASSET, NET.........................................................     11,021         6,170
                                                                                  ----------   ------------
OTHER ASSETS
  Investment in and advances to foreign affiliates, at cost, including equity in
    undistributed earnings of $2,066 in 1994 and $4,098 in 1995.................      6,165        10,984
  Other.........................................................................     13,959        23,016
                                                                                  ----------   ------------
                                                                                     20,124        34,000
                                                                                  ----------   ------------
                                                                                   $212,757      $197,927
                                                                                  =========    ============
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.............................................   $     --      $     11
  Notes payable.................................................................      3,765         1,115
  Accounts payable..............................................................     14,839        20,223
  Accrued payroll and related taxes.............................................     25,761        29,602
  Accrued expenses..............................................................     17,095        21,456
  Deferred tax liability, net...................................................        596           117
                                                                                  ----------   ------------
                                                                                     62,056        72,524
                                                                                  ----------   ------------
RESERVES FOR LOSSES -- CASUALTY REINSURANCE SUBSIDIARY..........................     38,450        40,118
                                                                                  ----------   ------------
LONG-TERM DEBT..................................................................     38,991         5,376
                                                                                  ----------   ------------
OTHER...........................................................................      7,543         8,027
                                                                                  ----------   ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 11 and 13)...........................
MINORITY INTEREST...............................................................      8,258         8,978
                                                                                  ----------   ------------
SHAREHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized.................................         --            --
  Common stock, $.10 par value, 20,000,000 shares authorized
    Series A, 3,858,885 issued and outstanding in 1994 and 1995.................        386           386
    Series B, 5,794,539 issued and outstanding in 1994 and 8,272,887 in 1995....        579           827
  Additional paid-in capital....................................................     38,919        39,644
  Retained earnings.............................................................     21,681        25,790
  Cumulative translation adjustment.............................................     (3,552)       (3,702)
  Unrealized loss on marketable securities......................................       (554)          (41)
                                                                                  ----------   ------------
                                                                                     57,459        62,904
                                                                                  ----------   ------------
                                                                                   $212,757      $197,927
                                                                                  =========    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
   FISCAL YEARS ENDED JANUARY 2, 1994, JANUARY 1, 1995 AND DECEMBER 31, 1995

                                                                          FISCAL YEAR
                                                                 ------------------------------
                                                                   1993       1994       1995
                                                                 --------   --------   --------
                                                                 (IN THOUSANDS EXCEPT PER SHARE
                                                                             DATA)
REVENUES.......................................................  $659,256   $726,753   $796,732
                                                                 --------   --------   --------
OPERATING EXPENSES
  Payroll and related taxes....................................   491,408    538,297    587,644
  Other operating expenses.....................................   161,626    173,164    193,314
  Write-down of headquarters building..........................        --      8,700         --
  Non-recurring charges........................................     1,726         --         --
                                                                 --------   --------   --------
                                                                  654,760    720,161    780,958
                                                                 --------   --------   --------
OPERATING INCOME...............................................     4,496      6,592     15,774
                                                                 --------   --------   --------
OTHER INCOME (EXPENSE)
  Interest expense.............................................    (4,230)    (5,104)    (3,356)
  Interest and investment income...............................     3,105      1,514      1,315
                                                                 --------   --------   --------
                                                                   (1,125)    (3,590)    (2,041)
                                                                 --------   --------   --------
INCOME BEFORE INCOME TAXES.....................................     3,371      3,002     13,733
PROVISION FOR INCOME TAXES.....................................       485         17      4,742
MINORITY INTEREST, NET OF INCOME TAXES.........................       362        999      2,362
EQUITY INCOME OF FOREIGN AFFILIATES, NET OF INCOME TAXES.......    (1,085)      (286)      (631)
                                                                 --------   --------   --------
INCOME BEFORE EXTRAORDINARY CHARGE.............................     3,609      2,272      7,260
EXTRAORDINARY CHARGE -- EARLY EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES.................................................    (1,444)      (887)        --
                                                                 --------   --------   --------
          NET INCOME...........................................  $  2,165   $  1,385   $  7,260
                                                                 ========   ========   ========
EARNINGS PER SHARE:
  Income before extraordinary charge...........................  $   0.30   $   0.19   $   0.60
  Extraordinary charge -- early extinguishment of debt, net of
     income taxes..............................................     (0.12)     (0.08)        --
                                                                 --------   --------   --------
          Net income...........................................  $   0.18   $   0.11   $   0.60
                                                                 ========   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FISCAL YEARS ENDED JANUARY 2, 1994, JANUARY 1, 1995 AND DECEMBER 31, 1995

                                                                 1993        1994        1995
                                                                -------     -------     -------
                                                                  (IN THOUSANDS EXCEPT SHARE
                                                                             DATA)
COMMON STOCK
  Series A
     Balance, beginning and end of year.......................  $   386     $   386     $   386
     Number of shares, all years, beginning and end,
       3,858,885..............................................
                                                                -------     -------     -------
  Series B
     Balance, beginning of year...............................      386         386         579
     25% stock dividends effected in the form of stock splits
       in
       1994 and 1995..........................................       --         193         242
     Proceeds from the exercise of stock options..............       --          --           6
                                                                -------     -------     -------
     Balance, end of year.....................................      386         579         827
     Number of shares, end of year, 3,858,885 in 1993,
       5,794,539 in 1994 and 8,272,887 in 1995................
                                                                -------     -------     -------
ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of year..................................   26,234      26,234      38,919
  Increase due to initial public offering of subsidiary's
     common stock and exercise of stock options...............       --      12,685         327
  Proceeds from the exercise of stock options.................       --          --         398
                                                                -------     -------     -------
  Balance, end of year........................................   26,234      38,919      39,644
                                                                -------     -------     -------
RETAINED EARNINGS
  Balance, beginning of year..................................   23,880      23,268      21,681
  Net income..................................................    2,165       1,385       7,260
  Dividends...................................................   (2,777)     (2,779)     (2,909)
  25% stock dividend effected in the form of a stock split....       --        (193)       (242)
                                                                -------     -------     -------
  Balance, end of year........................................   23,268      21,681      25,790
                                                                -------     -------     -------
CUMULATIVE TRANSLATION ADJUSTMENT
  Balance, beginning of year..................................   (3,395)     (3,058)     (3,552)
  Translation adjustment......................................      337        (494)       (150)
                                                                -------     -------     -------
  Balance, end of year........................................   (3,058)     (3,552)     (3,702)
                                                                -------     -------     -------
UNREALIZED (LOSS) GAIN ON MARKETABLE SECURITIES
  Balance, beginning of year..................................       96         146        (554)
  Net unrealized (losses) gains for the year..................       50        (700)        513
                                                                -------     -------     -------
  Balance, end of year........................................      146        (554)        (41)
                                                                -------     -------     -------
          TOTAL SHAREHOLDERS' EQUITY..........................  $47,362     $57,459     $62,904
                                                                -------     -------     -------
DIVIDENDS PER SHARE
  Restated for the effects of the 25% stock dividends effected
     in the form of stock splits declared in 1994 and 1995....  $  0.23     $  0.23     $  0.24
                                                                =======     =======     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEARS ENDED JANUARY 2, 1994, JANUARY 1, 1995 AND DECEMBER 31, 1995

                                                                           FISCAL YEARS
                                                                   ----------------------------
                                                                    1993      1994       1995
                                                                   -------   -------   --------
                                                                          (IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
  Net income.....................................................  $ 2,165   $ 1,385   $  7,260
  Adjustments --
     Depreciation expense........................................    4,354     4,374      4,489
     Amortization expense........................................    6,787     7,544      7,682
     Provision for bad debts.....................................      735       508        863
     Equity income, net of dividends.............................   (1,487)     (202)      (562)
     Minority interests in net income............................      548     1,514      3,579
     Write-down of headquarters building.........................       --     8,700         --
     Extraordinary loss on early extinguishment of debt..........    2,348     1,344         --
     Other.......................................................      (75)     (495)      (424)
  Changes in assets and liabilities, net of
     acquisitions and divestiture --
     (Increase) Decrease in assets:
       Accounts receivable.......................................   (9,607)   (5,745)   (14,200)
       Inventories...............................................   (4,985)   (5,137)    (5,497)
       Other current assets......................................   (3,006)   (1,154)    (5,207)
       Marketable securities and certificates of deposit.........   (3,116)   (1,352)       329
       Other assets..............................................   (2,947)   (3,567)    (2,233)
       Deferred tax asset, net...................................      624    (4,647)     4,529
     Increase (Decrease) in liabilities:
       Accounts payable and accrued expenses.....................      234    (2,981)     7,047
       Accrued payroll and related taxes.........................    5,482     3,280      3,934
       Deferred tax liability, net...............................     (545)      596       (479)
       Reserves for losses of casualty reinsurance subsidiary....    7,573     4,950      1,668
       Other.....................................................      534     4,122        484
                                                                   -------   -------   --------
          Net Cash Provided By Operating Activities..............  $ 5,616   $13,037   $ 13,262
                                                                   -------   -------   --------

                                  (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

   FISCAL YEARS ENDED JANUARY 2, 1994, JANUARY 1, 1995 AND DECEMBER 31, 1995

                                                                        FISCAL YEARS
                                                              ---------------------------------
                                                                1993        1994        1995
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
INVESTING ACTIVITIES
  Net proceeds from initial public offering of
     subsidiary's common stock..............................  $      --   $  17,626   $      --
  Net proceeds from exercise of stock options of
     subsidiary.............................................         --          --       1,147
  Payments on notes receivable..............................        852         438
  Payments for acquisitions, net of cash acquired...........         --        (935)     (2,606)
  Investment in and advances to foreign affiliates..........     (1,310)       (732)     (1,410)
  Capital expenditures......................................     (3,409)     (5,091)     (6,857)
  Proceeds from sales of marketable securities of
     casualty reinsurance subsidiary, net...................         --      14,000       6,227
  Deferred charge expenditures..............................         --        (701)     (7,430)
  Sale of headquarters building.............................         --          --       1,675
                                                              ---------   ---------   ---------
          Net Cash Provided By (Used In) Investing
            Activities......................................     (3,867)     24,605      (9,254)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
  Proceeds from issuance of debt............................    113,270     196,411     314,365
  Payments on debt..........................................   (109,320)   (225,287)   (344,491)
  Dividends paid............................................     (2,777)     (2,779)     (2,909)
  Proceeds from the exercise of stock options...............         --          --         404
  Proceeds from sales of accounts receivable................         --          --      35,000
                                                              ---------   ---------   ---------
          Net Cash Provided By (Used In) Financing
            Activities......................................      1,173     (31,655)      2,369
                                                              ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      2,922       5,987       6,377
CASH AND CASH EQUIVALENTS,
  AT BEGINNING OF YEAR......................................      4,899       7,821      13,808
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, AT END OF YEAR...................  $   7,821   $  13,808   $  20,185
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
     Interest...............................................  $   4,172   $   4,209   $   3,366
     Income taxes...........................................      1,545       1,119       1,531
  Non-cash financing and investing activities:
     Note received related to sale of headquarters
       building.............................................         --          --       9,000
     Note received related to sale of subsidiary............      1,250          --          --
                                                              =========   =========   =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE FISCAL YEARS ENDED JANUARY 2, 1994, JANUARY 1, 1995 AND DECEMBER 31,
                                      1995
           (TABULAR INFORMATION: IN THOUSANDS EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal year

     The corporation's fiscal year ends on the Sunday closest to the calendar year end. Fiscal years 1993, 1994 and 1995 each included 52 weeks.

  Basis of financial statement presentation

     The consolidated financial statements include the accounts of the corporation and its subsidiaries, including its casualty reinsurance subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Minority interest

     The minority interest expense represents principally the separate public ownership in Wackenhut Corrections Corporation (WCC) and the ownership by foreign investors in several subsidiaries of Wackenhut International, Incorporated.

  Income taxes

     The corporation accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Earnings per share

     Earnings per share are computed using the average number of common shares outstanding, including common stock equivalents and reflects the declaration of the 25% stock dividends effected in the form of stock splits in 1994 and 1995. Prior years' earnings per share have been restated to give effect to the stock splits. The average number of shares and common stock equivalents outstanding was 12,058,340, 12,066,780, and 12,131,772 in 1993, 1994 and 1995, respectively.

  Cash and cash equivalents

     The corporation considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The effect on cash flows of exchange rate changes in foreign currency has not been significant for any of the fiscal years presented.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

  Inventories

     Alarm systems and electronics inventories are carried at the lower of cost or market, on a first-in first-out basis. Uniform inventories are carried at amortized cost.

  Revenues

     Revenue is recognized as services are provided. During fiscal years 1993, 1994 and 1995, the largest client of the corporation was the U.S. Department of Energy, accounting for approximately 24%, 20% and 17% respectively, of the corporation's consolidated revenues.

  Fair value of financial instruments

     The carrying amount of cash and cash equivalents, accounts receivable, other receivables, notes receivable, notes payable and accounts payable approximates fair value. Marketable securities are classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareholders' equity. Realized gains and losses from the sale of securities are based on specific identification of the security. The fair value of marketable securities and certificates of deposit is presented under "wholly-owned casualty reinsurance subsidiary" in Note 4 of these financial statements. The carrying value of long-term debt (including current portion) approximates fair value.

  Interest rate swaps

     The corporation has entered into two interest rate swap agreements in order to manage interest rate costs. Under the terms of the interest rate swaps, the corporation agrees with counterparties to exchange at specific intervals, the difference between fixed rate (5.2% and 6.87%) and floating rate (5.66% for both swaps) interest amounts calculated in reference to an agreed-upon notional principal amount. Interest to be paid or received is accrued over the life of the agreement as an adjustment to interest expense.

  Newly Issued Accounting Standards

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which requires adoption in fiscal 1996. SFAS No. 123 requires that the corporation's financial statements include certain disclosures about stock-based employee compensation arrangements and permits the adoption of a change in accounting for such arrangements. Changes in accounting for stock-based compensation are optional and the corporation plans to adopt only the disclosure requirements in 1996.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires adoption in fiscal 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The impact of adopting this statement is not expected to have a material impact upon the corporation's results of operations or financial position.

  Foreign currency translation

     Foreign currency transactions and financial statements (except for countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES which are translated at average exchange rates during each reporting period. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity. The financial statements of subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of their local currencies into U.S. dollars creates translation adjustments which are included in the statements of income.

(2) ACCOUNTS RECEIVABLE SECURITIZATION

     In January 1995, the corporation entered into a three-year agreement with two financial institutions to sell, on an on-going basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $40,000,000. In December 1995, the accounts receivable securitization facility was increased to $50,000,000. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest expense" in the consolidated statements of income. At December 31, 1995, $35,000,000 of accounts receivable had been sold under this agreement. The defined pool of accounts receivable sold at December 31, 1995 approximates fair value. The corporation retains substantially the same risk of credit loss as if the receivables had not been sold.

(3) PROPERTY AND EQUIPMENT AND DEPRECIATION METHODS

     Property and equipment are stated at cost, less accumulated depreciation. The corporation uses principally the straight-line method of depreciation for property and equipment. The components of property and equipment and their estimated lives are as follows:

                                                              YEARS        1994      1995
                                                           ------------   -------   -------
     Land................................................       --        $ 4,444   $ 1,451
     Buildings and improvements..........................  20 to 33 1/3    24,722    10,121
     Furniture and fixtures..............................    5 to 20        3,608     3,910
     Equipment...........................................    5 to 20        9,026     9,448
     Automobiles and trucks..............................       3           4,128     4,202
                                                                          -------   -------
                                                                          $45,928   $29,132
                                                                          =======   =======

     In the fourth quarter of 1995, the corporation sold its headquarters building located in Coral Gables, Florida. In 1994, the building was written down by $8,700,000 to reflect the estimated realizable value based on a third party valuation. The corporation sold its headquarters building in exchange for a $9,000,000 note (bearing interest at 6.5% and maturing in December 1997) and $1,675,000 in cash (after payment of related expenses) which resulted in no additional gain or loss on the transaction.

(4) WHOLLY-OWNED CASUALTY REINSURANCE SUBSIDIARY

     The corporation has a wholly-owned casualty insurance subsidiary which reinsures a portion of the corporation's workers' compensation and general and automobile liability insurance. Incurred losses are recorded as reported. Provision is made to cover losses incurred but not reported. Loss reserves are computed based on actuarial studies and, in the opinion of management, are adequate. Future adjustments of the amounts recorded as of December 31, 1995, resulting from a continuous review process as well as differences between estimates and ultimate payments, will be reflected in the corporation's consolidated statements of

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES income as such adjustments become determinable. A summary of operations for the last three fiscal years is as follows:

                                                               1993       1994       1995
                                                             --------   --------   --------
     Premiums recognized...................................  $ 16,282   $ 17,900   $ 17,642
     Loss expense..........................................   (20,863)   (18,499)   (18,239)
                                                             --------   --------   --------
     Underwriting loss.....................................    (4,581)      (599)      (597)
     Investment income.....................................     2,033      1,486      2,245
                                                             --------   --------   --------
                                                             $ (2,548)  $    887   $  1,648
                                                             ========   ========   ========

     Premiums paid by the corporation to the reinsurance subsidiary of $16,282,000, $17,900,000 and $17,642,000, for the fiscal years ended 1993, 1994 and 1995, respectively, have been eliminated in consolidation.

     Marketable securities and certificates of deposit, carried at fair value, consisted of the following at January 1, 1995 and December 31, 1995:

                                                           1994                1995
                                                           FAIR      1994      FAIR     1995
                                                           VALUE     COST     VALUE     COST
                                                          -------   -------   ------   ------
    Municipal Bonds.....................................  $ 7,332   $ 7,899   $1,556   $1,559
    Government Bonds....................................      968       975      844      847
    Preferred Stock.....................................    1,713     2,040    1,980    2,040
    Other...............................................    1,482     1,482    1,394    1,394
                                                          -------   -------   ------   ------
                                                          $11,495   $12,396   $5,774   $5,840
                                                          -------   -------   ------   ------

     The unrealized loss on marketable securities of $901,000 and $66,000 at January 1, 1995 and December 31, 1995, respectively, has been reflected in the accompanying consolidated balance sheets net of applicable income taxes. The corporation has placed in trust, in favor of certain insurance companies, $1,345,000 in time deposits and $9,300,000 in cash and cash equivalents, and has issued irrevocable standby letters of credit for $31,392,000. Municipal bonds mature in 2018, government bonds mature in periods after 10 years and certificates of deposit mature within one year. As of December 31, 1995, marketable securities and certain other investments of the corporation's reinsurance subsidiary have specific restrictions on future sales.

(5) NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 1995 the corporation had an outstanding note payable of $1,115,000 which represented short-term borrowings of an international subsidiary incurred for working capital, bearing interest at 8.0%, with a maturity in 1996.

     Long-term debt consists of the following:

                                                                           1994      1995
                                                                          -------   ------
    Revolving loan -- 7.0% in 1994 and 6.2% in 1995 ....................  $20,450   $1,400
    First mortgage note on headquarters building -- 7.1%................   16,060       --
    Other debt principally related to WCC and international
      subsidiaries......................................................    2,481    3,987
                                                                          -------   ------
                                                                           38,991    5,387
    Less -- current portion of long-term debt...........................       --       11
                                                                          -------   ------
                                                                          $38,991   $5,376
                                                                          =======   ======

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

     In January 1994, the corporation used short-term borrowings to prepay the first $12,500,000 of its senior notes. In August 1994, the corporation prepaid the remaining $12,500,000 of senior notes to an insurance company with proceeds from WCC's initial public offering (IPO) (see Note 10). The prepayments resulted in extraordinary charges of $1,444,000 ($2,348,000 before tax) or $.12 per share in 1993 and $887,000 ($1,344,000 before tax) or $.08 per share in 1994.

     In January 1995, the corporation prepaid the outstanding balance on the first mortgage note with proceeds from the sales of accounts receivable under the securitization facility. The corporation also used proceeds from the accounts receivable securitization to reduce the outstanding balance of the revolving loan.

     At year end, the corporation had in place a revolving credit agreement with one bank under which the corporation may borrow up to $50,000,000. The unused portion of the revolving line of credit was $12,640,000 at December 31, 1995 after deducting $35,960,000 in outstanding letters of credit. The interest payable is, at the corporation's option, a function of the applicable LIBOR or certificate of deposit rates. The agreement requires, among other things, that the corporation maintain a minimum consolidated net worth, as defined, and limits certain payments and distributions.

     In December 1994, WCC entered into a revolving credit agreement with a bank under which the subsidiary may borrow up to $15,000,000 until September 30, 2002. The corporation is not a guarantor of the revolving credit agreement which requires, among other things, that WCC maintain a minimum tangible net worth, as defined, and limits certain payments and distributions.

     Aggregate annual maturities of long-term debt are as follows:

                                     YEAR                                   ANNUAL MATURITY
    ----------------------------------------------------------------------  ---------------
    1996..................................................................      $    11
    1997..................................................................          763
    1998..................................................................        4,399
    1999..................................................................           13
    2000..................................................................           15
    Thereafter............................................................          186
                                                                                -------
                                                                                $ 5,387
                                                                            ============

     The corporation is a party to two offsetting interest rate swaps with Union Bank of Switzerland and Bank of America Illinois at year end. The notional principal amount under both agreements was $81,200,000 and the agreements expire in December 1998. Based on the interest rates in effect at December 31, 1995, the corporation was not exposed to a material loss in the event that either party failed completely to perform according to the terms of the contract.

(6) PREFERRED AND COMMON STOCK

     The board of directors has authorized 10,000,000 shares of preferred stock. In October 1994 and in 1995, the board of directors declared 25% stock dividends, effected in the form of stock splits. The 1995 stock dividend was payable on January 9, 1996 to stockholders of record at the close of business on December 22, 1995. Prior periods' per share data have been restated. The stock dividends were paid in series B common stock to holders of the corporation's series A and B shares. Series B common stock has all the rights and privileges of the series A common stock with the exception of voting privileges.

(7) STOCK INCENTIVE AND STOCK OPTION PLANS

     Key employees of the corporation and its subsidiaries are eligible to participate in the Key Employee Long-Term Incentive Stock Plan (incentive stock plan). Under the incentive stock plan, options for the corporation's common stock are granted to participants as approved by the Nominating and Compensation

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

Committee of the corporation's board of directors (committee). Under terms of the incentive stock plan, options are granted at prices not less than the fair market value at date of grant (or as otherwise determined by the committee), become exercisable after a minimum of six months, and expire no later than ten years after the date of grant. The committee may grant incentive stock options or non-qualified stock options. Options are subject to adjustment upon the occurrence of certain events, including stock splits and stock dividends.

     At December 31, 1995, 1,707,185 shares of series B common stock were reserved for issuance, including 1,149,997 shares available for future grants or awards.

     Changes in outstanding non-qualified stock options for series B common stock, as adjusted for 25% stock dividends in 1994 and 1995, are as follows:

                                                                   STOCK     OPTION PRICE
                                                                  OPTIONS     PER SHARE
                                                                  -------   --------------
     Granted in 1994............................................  390,938            $6.16
     Granted in 1995............................................  218,750           $10.80
     Exercised in 1995..........................................  (52,500)           $6.16
                                                                  -------
     Outstanding at December 31, 1995...........................  557,188   $6.16 - $10.80
                                                                  =======

     At December 31, 1995, 338,438 options with an exercise price of $6.16 were exercisable. The remaining 218,750 options with an exercise price of $10.80 become exercisable in January 1996.

     At December 31, 1995, options were outstanding with expiration dates ranging from April 2004 to January 2005.

     On January 30, 1996, the corporation granted 202,000 non-qualified stock options to purchase shares of the corporation's series B common stock at $14.00 per share. The options become exercisable in January 1997 and expire in January 2006.

(8) RETIREMENT AND DEFERRED COMPENSATION PLANS

     The corporation has a noncontributory defined benefit pension plan covering certain of its executives. Retirement benefits are based on years of service, employees' average compensation for the last five years prior to retirement and social security benefits. The plan currently is not funded. The corporation purchases and is the beneficiary of life insurance policies for each participant enrolled in the plan.

     The assumptions for the discount rate and the average increase in compensation used in determining the pension expense and funded status information are 7.5% and 4.0%, respectively.

     Total pension expense for 1993, 1994 and 1995 was $236,000, $267,000 and $329,000, respectively. The present value of accumulated pension benefits at year end 1993, 1994 and 1995 was $1,161,000, $1,400,000 and $1,895,000,
respectively and is included in "Other liabilities" in the accompanying consolidated balance sheets.

     The corporation has established non-qualified deferred compensation agreements with certain senior executives providing for fixed annual benefits ranging from $100,000 to $175,000 payable upon retirement at approximately age 60 for a period of 20 years. In the event of death before retirement, annual benefits are paid for a period of 10 years. Benefits are funded by life insurance contracts purchased by the corporation. The cost of these agreements is being charged to expense and accrued using a present value method over the expected terms of employment. The charge to expense for fiscal 1993, 1994 and 1995 was $403,000, $444,000 and $468,000, respectively. The liability for deferred compensation was $2,629,000 and $3,274,000 at year-end 1994 and 1995, respectively and is included in "Other liabilities" in the accompanying consolidated balance sheets.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

(9) INCOME TAXES

     The provision (credit) for income taxes consists of the following:

                                                                      FISCAL YEAR ENDED
                                                                   ------------------------
                                                                   1993     1994      1995
                                                                   -----   -------   ------
    Federal income taxes:
      Current....................................................  $ 669   $ 3,014   $  581
      Deferred...................................................   (385)   (3,112)   3,578
                                                                   -----   -------   ------
                                                                     284       (98)   4,159
    State income taxes:
      Current....................................................    252       527      104
      Deferred...................................................    (51)     (412)     479
                                                                   -----   -------   ------
                                                                     201       115      583
                                                                   -----   -------   ------
              Total..............................................  $ 485   $    17   $4,742
                                                                   =====   =======   ======

     Deferred income taxes resulted from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The tax effects of the principal timing differences are as follows:

                                                                      FISCAL YEAR ENDED
                                                                  -------------------------
                                                                  1993     1994      1995
                                                                  -----   -------   -------
    Senior note prepayment premium..............................  $(904)  $   904   $    --
    Income of foreign subsidiaries and affiliates...............    972     1,186     1,336
    Reserve for losses of reinsurance subsidiary................   (462)       (8)   (1,222)
    Reserve for claims of employee health trust.................   (148)   (1,191)     (412)
    Building write-down.........................................     --    (3,350)    2,976
    Deferred compensation.......................................   (268)     (398)     (491)
    Depreciation................................................    106      (486)     (824)
    Amortization of deferred charges............................    173       205     2,601
    Other, net..................................................     95      (386)       93
                                                                  -----   -------   -------
                                                                  $(436)  $(3,524)  $ 4,057
                                                                  =====   =======   =======

     The reconciliation of income tax computed at the federal statutory tax rate (34%) to income tax expense is as follows:

                                                                      FISCAL YEAR ENDED
                                                                   ------------------------
                                                                    1993     1994     1995
                                                                   ------   ------   ------
    Provision using statutory federal tax rate...................  $1,146   $1,021   $4,670
    Capital loss carryforward utilization........................    (228)    (814)    (330)
    Targeted jobs tax credits....................................    (109)    (235)    (117)
    Tax exempt interest..........................................    (321)    (295)    (167)
    Other, net...................................................    (204)     225      103
                                                                   ------   ------   ------
                                                                      284      (98)   4,159
    State income taxes...........................................     201      115      583
                                                                   ------   ------   ------
                                                                   $  485   $   17   $4,742
                                                                   ======   ======   ======

     The tax effect of the extraordinary charge for the early extinguishment of debt during fiscal 1993 and 1994 amounted to $904,000 and $457,000, respectively (see Note 5).

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

     The components of the net non-current deferred tax asset at January 1, 1995 and December 31, 1995 are shown below:

                                                                         FISCAL YEAR ENDED
                                                                         -----------------
                                                                          1994      1995
                                                                         -------   -------
    Reserve for losses of reinsurance subsidiary.......................  $ 5,270   $ 6,492
    Income of foreign subsidiaries and affiliates......................   (5,614)   (6,950)
    Reserve for claims of employee health trust........................    4,692     5,104
    Reserve for legal and other expenses...............................      899       430
    Capital loss carryforward..........................................      150       162
    Deferred compensation..............................................    2,660     3,133
    Depreciation.......................................................     (363)      439
    Building write-down................................................    3,350       373
    Deferred charges...................................................       --    (3,238)
    Other, net.........................................................      127       387
                                                                         -------   -------
                                                                          11,171     6,332
              Valuation allowance......................................     (150)     (162)
                                                                         -------   -------
              Deferred tax asset, net..................................  $11,021   $ 6,170
                                                                         =======   =======

     The components of the net current deferred tax liability at January 1, 1995 and December 31, 1995 are shown below:

                                                                         FISCAL YEAR ENDED
                                                                         -----------------
                                                                          1994      1995
                                                                         -------   -------
    Amortization of uniforms and accessories...........................  $ 1,818   $ 1,774
    Accrued vacation pay...............................................   (1,033)   (1,242)
    Other, net.........................................................     (189)     (415)
                                                                         -------   -------
              Deferred tax liability, net..............................  $   596   $   117
                                                                         =======   =======

     At December 31, 1995, the corporation had available a capital loss carryforward of $421,000 of which $391,000 expires in 1998 and $30,000 expires in 2000. The deferred tax asset arising from the capital loss carryforward has been fully reserved due to the uncertainty of the corporation's ability to generate future capital gains.

(10) WACKENHUT CORRECTIONS CORPORATION PUBLIC OFFERINGS

     WCC, formerly a wholly-owned subsidiary of the corporation, sold 2,185,000 shares of common stock at an offering price of $9.00 per share in connection with its initial public offering in 1994. Net proceeds of approximately $17,626,000 from the IPO were used to repay bank debt and indebtedness to the corporation. Following the offering, WCC had 8,185,000 shares outstanding of which the corporation owned approximately 73%.

     During 1995, the exercise of 354,697 non-qualified stock options of WCC reduced the corporation's ownership in WCC to approximately 70% at December 31, 1995.

     In January 1996, WCC sold 2,300,000 shares of common stock at a price of $24.00 per share. Net proceeds of approximately $51,764,000 from the offering will be used for possible future acquisitions, capital investments in new facilities, working capital requirements and general corporate purposes. After the offering, the corporation's ownership in WCC was reduced to approximately 55%.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

     The board of directors of WCC has granted non-qualified stock options to purchase common stock which, if fully exercised, would reduce the corporation's ownership in WCC to approximately 52%.

(11) WACKENHUT MONITORING SYSTEMS BUSINESS

     In 1993, the corporation sold its Wackenhut Monitoring Systems subsidiary in exchange for a $1,250,000 note and $100,000 cash which resulted in a loss of approximately $95,000. In connection with this transaction, the corporation has guaranteed indebtedness related to certain operating leases which totaled approximately $2,402,000 at December 31, 1995 and expire from 1996 to 1997.

(12) NON-RECURRING CHARGES

     In the fourth quarter of 1993, the corporation recognized non-recurring charges of $1,726,000. A significant portion of these charges was due to a $791,000 decrease in the value of guard contracts acquired in 1991. The remaining components of the non-recurring charges consist principally of write-downs of various long-term assets, none of which are individually significant to the consolidated financial statements.

(13) COMMITMENTS AND CONTINGENCIES

     The nature of the corporation's business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the consolidated financial statements of the corporation.

     The corporation leases office space, data processing equipment and automobiles under non-cancelable operating leases expiring between 1996 and 2011. The corporation has entered into a lease for new corporate headquarters in Palm Beach Gardens, Florida, commencing in early 1996. The lease requires annual payments of $1,764,750 for an initial term of 15 years with 3 five-year options to extend the term of the lease. Rent expense for the fiscal years ended January 2, 1994, January 1, 1995 and December 31, 1995 was $6,312,000, $4,993,000, and
$6,994,000, respectively. The minimum commitments under these leases and the 15 year lease for the new corporate headquarters are as follows:

                                                                                MINIMUM
                                      YEAR                                     COMMITMENT
    -------------------------------------------------------------------------  ----------
    1996.....................................................................   $  6,870
    1997.....................................................................      5,224
    1998.....................................................................      3,737
    1999.....................................................................      2,969
    2000.....................................................................      2,084
    Thereafter...............................................................     18,437
                                                                               ----------
                                                                                $ 39,321
                                                                               =========

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

(14) BUSINESS SEGMENTS

  Security-Related and Other Support Services and Correctional Services

     The corporation's principal business consists of security related and other support services to commercial and governmental clients. A subsidiary of the corporation, Wackenhut Corrections Corporation, provides facility management and construction services to detention and correctional facilities. Provided below is various financial information for each segment:

                                                                   FISCAL YEAR ENDED
                                                             ------------------------------
                                                               1993       1994       1995
                                                             --------   --------   --------
     Revenues:
       Security-related and other support services.........  $600,472   $642,727   $697,301
       Correctional services...............................    58,784     84,026     99,431
                                                             --------   --------   --------
               Total revenues..............................   659,256    726,753    796,732
                                                             --------   --------   --------
     Operating Income:
       Security-related and other support services.........     3,050     10,846      8,545
       Correctional services...............................     1,446      4,446      7,229
       Write-down of headquarters building.................        --     (8,700)        --
                                                             --------   --------   --------
               Total operating income......................     4,496      6,592     15,774
                                                             --------   --------   --------
     Equity income (loss) of foreign affiliates, net of
       taxes:
       Security-related and other support services.........       824        617        744
       Correctional services...............................       261       (331)      (113)
                                                             --------   --------   --------
               Total equity income.........................     1,085        286        631
                                                             --------   --------   --------
     Capital expenditures:
       Security-related and other support services.........     3,083      4,829      4,137
       Correctional services...............................       326        262      2,720
                                                             --------   --------   --------
               Total capital expenditures..................     3,409      5,091      6,857
                                                             --------   --------   --------
     Depreciation and amortization expense:
       Security-related and other support services.........     9,040      9,631      9,868
       Correctional services...............................     2,101      2,287      2,303
                                                             --------   --------   --------
               Total expenses..............................    11,141     11,918     12,171
                                                             --------   --------   --------
     Identifiable assets:
       Security-related and other support services.........   192,149    182,424    159,087
       Correctional services...............................    19,148     30,333     38,840
                                                             --------   --------   --------
               Total identifiable assets...................  $211,297   $212,757   $197,927
                                                             ========   ========   ========

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

  Domestic and International Operations

     Non-U.S. operations of the corporation and its subsidiaries are conducted primarily in South America and Australia. The corporation carries its investment in affiliates (20% to 50% owned) under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the corporation are provided currently. Minority interest in consolidated foreign subsidiaries have been reflected net of applicable income taxes in the accompanying financial statements. A summary of domestic and international operations is shown below:

                                                                   FISCAL YEAR ENDED
                                                             ------------------------------
                                                               1993       1994       1995
                                                             --------   --------   --------
     Revenues:
       Domestic operations.................................  $575,733   $615,727   $652,723
       International operations............................    83,523    111,026    144,009
                                                             --------   --------   --------
               Total revenues..............................  $659,256   $726,753   $796,732
                                                             --------   --------   --------
     Operating Income:
       Domestic operations.................................  $  2,904   $ 10,630   $ 11,407
       International operations............................     1,592      4,662      4,367
       Write-down of headquarters building.................        --     (8,700)        --
                                                             --------   --------   --------
               Total operating income......................  $  4,496   $  6,592   $ 15,774
                                                             --------   --------   --------
     Equity income of foreign affiliates, net of taxes:
       Domestic operations.................................  $     --   $     --   $     --
       International operations............................     1,085        286        631
                                                             --------   --------   --------
               Total equity income.........................  $  1,085   $    286   $    631
                                                             --------   --------   --------
     Capital expenditures:
       Domestic operations.................................  $  1,932   $  1,498   $  2,911
       International operations............................     1,477      3,593      3,946
                                                             --------   --------   --------
               Total capital expenditures..................  $  3,409   $  5,091   $  6,857
                                                             --------   --------   --------
     Depreciation and amortization expense:
       Domestic operations.................................  $  9,240   $  9,751   $  9,512
       International operations............................     1,901      2,167      2,659
                                                             --------   --------   --------
               Total expenses..............................  $ 11,141   $ 11,918   $ 12,171
                                                             --------   --------   --------
     Identifiable assets:
       Domestic operations.................................  $179,565   $163,864   $141,431
       International operations............................    31,732     48,893     56,496
                                                             --------   --------   --------
               Total identifiable assets...................  $211,297   $212,757   $197,927
                                                             --------   --------   --------

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the corporation and its subsidiaries for the fiscal years ended January 1, 1995 and December 31, 1995 is as follows:

                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
    1994
    Revenues......................................  $171,522   $175,016   $191,205   $189,010
    Income (loss) from operations(1)..............     3,203      4,042      3,863     (4,516)
    Income (loss) before extraordinary charge.....     1,820      1,953      1,982     (3,483)
    Extraordinary charge -- early extinguishment
      of debt, net of income taxes(1).............        --         --       (887)        --
                                                    --------   --------   --------   --------
    Net income (loss).............................  $  1,820   $  1,953   $  1,095   $ (3,483)
                                                    --------   --------   --------   --------
    Earnings (loss) per share:(2)
      Income (loss) before extraordinary charge...  $   0.15   $   0.16   $   0.17   $  (0.29)
      Extraordinary charge........................        --         --      (0.08)        --
                                                    --------   --------   --------   --------
              Net income (loss)...................  $   0.15   $   0.16   $   0.09   $  (0.29)
                                                    ========   ========   ========   ========
    1995
    Revenues......................................  $189,792   $193,371   $203,637   $209,932
    Income from operations........................     3,055      3,967      4,394      4,358
    Net income....................................     1,599      1,726      1,956      1,979
    Earnings per share(2).........................  $   0.13   $   0.15   $   0.16   $   0.16
                                                    ========   ========   ========   ========

- ---------------

(1) In the fourth quarter of 1994, the carrying value of the headquarters building was written down to its estimated realizable value and a charge of $8,700,000 was recognized (see Note 3). Additionally, an extraordinary charge of $887,000 (after tax) or $.08 per share, was recognized in the third quarter of 1994 for the early retirement of senior debt (see Note 5).
(2) Earnings per share have been restated to include the 25% stock dividend effected in the form of a stock split, declared on October 29, 1994 and paid on January 9, 1995 and the 25% stock dividend effected in the form of a stock split, declared on October 31, 1995 and paid on January 9, 1996 (see Notes 1 and 6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

The information required by Items 10, 11, 12 and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Registrant" and is included in Part I, hereto) is contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 1996 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

         The following consolidated financial statements of the Company are included in Item 8:

         Consolidated Balance Sheets - January 1, 1995 and December 31, 1995

         Consolidated Statements of Income - Fiscal years ended January 2, 1994, January 1, 1995 and December 31, 1995

         Consolidated Statements of Cash Flows - Fiscal years ended January 2, 1994, January 1, 1995 and December 31, 1995

         Consolidated Statements of Shareholders' Equity - Fiscal years ended January 2, 1994, January 1, 1995 and December 31, 1995

         Notes to Consolidated Financial Statements


         2. Financial Statement Schedule


                                                                    SCHEDULE II

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED JANUARY 2, 1994, JANUARY 1, 1995
                             AND DECEMBER 31, 1995
                                (In thousands)


                                              BALANCE AT             CHARGED TO     CHARGED TO         DEDUCTIONS,      BALANCE AT
                                              BEGINNING              COSTS AND       TO OTHER            ACTUAL           END OF
     DESCRIPTION                              OF PERIOD              EXPENSES        ACCOUNTS          CHARGE-OFFS        PERIOD
- ----------------------------------------------------------------------------------------------------------------------------------


 YEAR ENDED JANUARY 2, 1994:

 Allowance for doubtful accounts                $1,580                 $735              -               ($1,628)           $  687
                                                ==================================================================================
 Valuation allowance - deferred tax asset       $2,932                   -               -               ($  300)           $2,632
                                                ==================================================================================

 YEAR ENDED JANUARY  1, 1995:

 Allowance for doubtful accounts                $  687                 $508              -               ($  139)           $1,056
                                                ==================================================================================
 Valuation allowance - deferred tax asset       $2,632                   -               -               ($2,482)           $  150
                                                ==================================================================================


 YEAR ENDED DECEMBER  31, 1995:

 Allowance for doubtful accounts                $1,056                 $863           ($162)             ($  489)           $1,268
                                                ==================================================================================
 Valuation allowance - deferred tax asset       $  150                 $ 12              -                   -              $  162
                                                ==================================================================================



All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required. Individual financial statements of the Company have been omitted because it is primarily an operating company and all significant subsidiaries included in the consolidated financial statements filed with this Annual Report are majority-owned.

         3.  Exhibits

         The following exhibits are filed as part of this Annual Report:

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                                      DESCRIPTION                                      PAGE
- ------       --------------------------------------------------------------------------  ------------
  3.1   --   Articles of Incorporation as amended
  3.2   --   Bylaws currently in effect
  4.1   --   Revolving Credit and Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut Corporation, NationsBank of Florida, N.A. and Bank of
             America Illinois, as Lenders, and NationsBank of Florida, N.A., as Agent
             (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended January 1, 1995)
  4.2   --   Letter dated June 8, 1995 concerning the Revolving Credit and
             Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut
             Corporation, NationsBank of Florida, N.A., and Bank of America Illinois,
             as Lenders, and NationsBank of Florida, N.A., as Agent
  4.3   --   Letter dated August 24, 1995 concerning the Revolving Credit and
             Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut
             Corporation, NationsBank of Florida, N.A., as Agent
  4.4   --   Receivables Purchase Agreement dated as of January 5, 1995 among The
             Wackenhut Corporation, as Seller, Receivables Capital Corporation and
             Enterprise Funding Corporation, each as a Purchaser, Bank of America
             National Trust and Savings Association and NationsBank of North Carolina,
             N.A., each as a Managing Agent, and Bank of America National Trust and
             Savings Association, as the Administrative Agent (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended January 1, 1995)
  4.5   --   First Amendment dated December 15, 1995 to the Receivables Purchase
             Agreement dated as of January 5, 1995 among The Wackenhut Corporation, as
             Seller, Receivables Capital Corporation and Enterprise Funding
             Corporation, each as a Purchaser, Bank of America National Trust and
             Savings Association and NationsBank of North Carolina, N.A., each as a
             Managing Agent, and Bank of America National Trust and Savings
             Association, as the Administrative Agent
  4.6   --   $15,000,000 Credit Agreement dated as of December 12, 1994 between
             Wackenhut Corrections Corporation, as Borrower, and Barnett Bank of South
             Florida, N.A., as Lender (incorporated by reference to the Registrant's
             Form 10-K Annual Report for the fiscal year ended January 1, 1995)
  4.7   --   Amended and Restated Revolving Credit and Reimbursement Agreement dated
             July 1, 1993 between The Wackenhut Corporation and NationsBank of Florida,
             National Association (incorporated by reference to the Registrant's Form
             10-K Annual Report for the fiscal year ended January 2, 1994)
  4.8   --   Amendment dated May 18, 1994 to the Amended and Restated Revolving Credit
             and Reimbursement Agreement dated July 1, 1993 between The Wackenhut
             Corporation and NationsBank of Florida, N.A.
  4.9   --   Amendment dated March 7, 1995 to the Amended and Restated Revolving Credit
             and Reimbursement Agreement dated July 1, 1993 between The Wackenhut
             Corporation and NationsBank of Florida, N.A. (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended January
             1, 1995)
 10.1   --   Form of Deferred Compensation Agreement for Executive Officers
             (the "Senior Plan"): Alan B. Bernstein, Richard R. Wackenhut, Fernando
             Carrizosa, Timothy P. Cole and Robert C. Kneip (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended January 2, 1994)
 10.2   --   Amendments to the Deferred Compensation Agreements for Executive Officers
             (the "Senior Plan"): Alan B. Bernstein, Richard R. Wackenhut, Fernando
             Carrizosa, Timothy P. Cole and Robert C. Kneip (incorporated by reference to the Registrant's Form 10-K Annual and Report for the fiscal year ended
             December 29, 1991)

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                                      DESCRIPTION                                      PAGE
- ------       --------------------------------------------------------------------------  ------------
 10.3   --   Executive Officer Retirement Plan
 10.4   --   Amended and Restated Split Dollar arrangement with George R. and Ruth J. Wackenhut
 10.5   --   Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071
 10.6   --   First Amendment dated November 3, 1995 to Office Lease dated April 18,
             1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as
             Trustee under F.S. 689.071
 10.7   --   $9,000,000 Promissory Note dated December 21, 1995 between The Wackenhut
             Corporation and ACP-Atrium CG, L.P., a Florida limited partnership
 10.8   --   Purchase Money Real Estate Mortgage, Assignment and Security Agreement
             dated December 31, 1995 between The Wackenhut Corporation and ACP-Atrium
             CG, L.P., a Florida limited partnership
 10.9   --   Key Employee Long-Term Incentive Stock Plan dated July 1991
 21.1   --   Subsidiaries of The Wackenhut Corporation
 23.1   --   Consent of Arthur Andersen LLP
 24.1   --   Powers of Attorney
 27.1   --   Financial Data Schedule  (for SEC use only)

(b).  Reports on Form 8-K.

On January 30, 1995, the Company filed a current report on Form 8-K to report that it would take a special, one-time charge in the fourth quarter of fiscal 1994 to provide for a loss resulting from the write-down in the carrying value of its headquarters building in Coral Gables, Florida. The loss resulting from the write-down of the headquarters building carrying value of $8.7 million is due to management's decision to sell the Company's headquarters building.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WACKENHUT CORPORATION

Date: March 29, 1996              By: /s/ Juan D. Miyar*
                                     ---------------------------------------
                                  Juan D. Miyar, Vice President - Accounting
                                    Services and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 1996                 /s/ George R. Wackenhut*
                                     --------------------------------------
- -

                                        George R. Wackenhut, Chairman of the
                                          Board and Chief Executive Officer
                                          (principal executive officer)


Date: March 29, 1996                    /s/ Daniel E. Mason*
                                        ----------------------------------
                                        Daniel E. Mason, Vice President
                                          and Chief Financial Officer,
                                          Domestic Operations (principal
                                          financial officer)


Date: March 29, 1996                    /s/ Juan D. Miyar*
                                        -----------------------------------
                                        Juan D. Miyar, Vice President -
                                          Accounting Services and Corporate
                                          Controller (principal accounting
                                          officer)


Date: March 29, 1996                    /s/ Julius W. Becton, Jr.*
                                        -----------------------------------
                                        JULIUS W. BECTON, JR.
                                        Director


                                        -----------------------------------
                                        RICHARD G. CAPEN, JR.
                                        Director

                                        -----------------------------------
                                        ANNE N. FOREMAN
                                        Director


                                        -----------------------------------
                                        EDWARD L. HENNESSY, JR.
                                        Director

Date: March 29, 1996                    /s/  Paul X. Kelley *
                                        -----------------------------------
                                        PAUL X. KELLEY
                                        Director


                                        -----------------------------------
                                        NANCY CLARK REYNOLDS
                                        Director

Date: March 29, 1996                    /s/ Thomas P. Stafford *
                                        -----------------------------------
                                        THOMAS P. STAFFORD
                                        Director

Date: March 29, 1996                    /s/ George R. Wackenhut *
                                        -----------------------------------
                                        GEORGE R. WACKENHUT
                                        Director

Date: March 29, 1996                    /s/ Richard R. Wackenhut *
                                        -----------------------------------
                                        RICHARD R. WACKENHUT
                                        Director


Date:  March 29, 1996                  *By /s/ Daniel E. Mason
                                         -----------------------------------
                                         DANIEL E. MASON, Attorney-in-fact

                                 EXHIBIT INDEX

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                                      DESCRIPTION                                      PAGE
- ------       --------------------------------------------------------------------------  ------------
  3.1   --   Articles of Incorporation as amended
  3.2   --   Bylaws currently in effect
  4.1   --   Revolving Credit and Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut Corporation, NationsBank of Florida, N.A. and Bank of
             America Illinois, as Lenders, and NationsBank of Florida, N.A., as Agent
             (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended January 1, 1995)
  4.2   --   Letter dated June 8, 1995 concerning the Revolving Credit and
             Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut
             Corporation, NationsBank of Florida, N.A., and Bank of America Illinois,
             as Lenders, and NationsBank of Florida, N.A., as Agent
  4.3   --   Letter dated August 24, 1995 concerning the Revolving Credit and
             Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut
             Corporation, NationsBank of Florida, N.A., as Agent
  4.4   --   Receivables Purchase Agreement dated as of January 5, 1995 among The
             Wackenhut Corporation, as Seller, Receivables Capital Corporation and
             Enterprise Funding Corporation, each as a Purchaser, Bank of America
             National Trust and Savings Association and NationsBank of North Carolina,
             N.A., each as a Managing Agent, and Bank of America National Trust and
             Savings Association, as the Administrative Agent (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended January 1, 1995)
  4.5   --   First Amendment dated December 15, 1995 to the Receivables Purchase
             Agreement dated as of January 5, 1995 among The Wackenhut Corporation, as
             Seller, Receivables Capital Corporation and Enterprise Funding
             Corporation, each as a Purchaser, Bank of America National Trust and
             Savings Association and NationsBank of North Carolina, N.A., each as a
             Managing Agent, and Bank of America National Trust and Savings
             Association, as the Administrative Agent
  4.6   --   $15,000,000 Credit Agreement dated as of December 12, 1994 between
             Wackenhut Corrections Corporation, as Borrower, and Barnett Bank of South
             Florida, N.A., as Lender (incorporated by reference to the Registrant's
             Form 10-K Annual Report for the fiscal year ended January 1, 1995)
  4.7   --   Amended and Restated Revolving Credit and Reimbursement Agreement dated
             July 1, 1993 between The Wackenhut Corporation and NationsBank of Florida,
             National Association (incorporated by reference to the Registrant's Form
             10-K Annual Report for the fiscal year ended January 2, 1994)
  4.8   --   Amendment dated May 18, 1994 to the Amended and Restated Revolving Credit
             and Reimbursement Agreement dated July 1, 1993 between The Wackenhut
             Corporation and NationsBank of Florida, N.A.
  4.9   --   Amendment dated March 7, 1995 to the Amended and Restated Revolving Credit
             and Reimbursement Agreement dated July 1, 1993 between The Wackenhut
             Corporation and NationsBank of Florida, N.A. (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended January
             1, 1995)
 10.1   --   Form of Deferred Compensation Agreement for Executive Officers
             (the "Senior Plan"): Alan B. Bernstein, Richard R. Wackenhut, Fernando
             Carrizosa, Timothy P. Cole and Robert C. Kneip (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended January 2, 1994)
 10.2   --   Amendments to the Deferred Compensation Agreements for Executive Officers
             (the "Senior Plan"): Alan B. Bernstein, Richard R. Wackenhut, Fernando
             Carrizosa, Timothy P. Cole and Robert C. Kneip (incorporated by reference to the Registrant's Form 10-K Annual and Report for the fiscal year ended
             December 29, 1991)

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                                      DESCRIPTION                                      PAGE
- ------       --------------------------------------------------------------------------  ------------
 10.3   --   Executive Officer Retirement Plan
 10.4   --   Amended and Restated Split Dollar arrangement with George R. and Ruth J. Wackenhut
 10.5   --   Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071
 10.6   --   First Amendment dated November 3, 1995 to Office Lease dated April 18,
             1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as
             Trustee under F.S. 689.071
 10.7   --   $9,000,000 Promissory Note dated December 21, 1995 between The Wackenhut
             Corporation and ACP-Atrium CG, L.P., a Florida limited partnership
 10.8   --   Purchase Money Real Estate Mortgage, Assignment and Security Agreement
             dated December 31, 1995 between The Wackenhut Corporation and ACP-Atrium
             CG, L.P., a Florida limited partnership
 10.9   --   Key Employee Long-Term Incentive Stock Plan dated July 1991
 21.1   --   Subsidiaries of The Wackenhut Corporation
 23.1   --   Consent of Arthur Andersen LLP
 24.1   --   Powers of Attorney
 27.1   --   Financial Data Schedule (for SEC use only)
