Form 10-Q
period 1996-03-31
WACKENHUT CORP
filed 1996-05-07
CIK 104030

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1996

                                      OR


           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from________ to _______

                      Commission file number     1-5450
                                                 ------

                           The Wackenhut Corporation
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                       59-0857245
- -------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, FL                33410-4243
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip code)

         Registrant's telephone number, including area code   (561) 622-5656

                 1500 San Remo Avenue, Coral Gables, FL 33146
- --------------------------------------------------------------------------------
  FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]  No [   ]

At May 2, 1996, 3,858,885 shares of Series A and 8,309,762 shares of Series B of the registrant's Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1996.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                        MARCH 31, 1996 AND APRIL 2, 1995
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                       1996                1995
                                                                   -------------------------------
REVENUES                                                           $  212,474           $  189,792
                                                                   -------------------------------

OPERATING EXPENSES:
Payroll and related taxes                                             153,403              141,608
Other operating expenses                                               56,258               45,129
Provision for relocation costs                                            750                  -
                                                                   -------------------------------
                                                                      210,411              186,737
                                                                   -------------------------------

OPERATING INCOME                                                        2,063                3,055
                                                                   -------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                                         (884)                (737)
Interest and investment income                                          1,055                  325
                                                                   -------------------------------
                                                                          171                 (412)
                                                                   -------------------------------

INCOME BEFORE INCOME TAXES                                              2,234                2,643

Provision for income taxes                                                769                  898
Minority interest, net of income taxes                                    827                  371
Equity income of foreign affiliates, net of income taxes                 (307)                (225)
                                                                   -------------------------------
NET INCOME                                                         $      945           $    1,599
                                                                   ===============================
EARNINGS PER SHARE                                                 $     0.08           $     0.13
                                                                   ===============================



                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                     1996                1995
                              ASSETS                             ------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                        $  67,390            $  20,185
Accounts receivable (net of allowances for
doubtful accounts of $1,588 in 1996 and
  $1,268 in 1995)                                                   73,472               77,121
Inventories, net                                                     6,047                6,798
Other                                                               18,060               18,058
                                                                 ------------------------------
                                                                   164,969              122,162
                                                                 ------------------------------

NOTES RECEIVABLE                                                    10,435               10,540
                                                                 ------------------------------

MARKETABLE SECURITIES AND  CERTIFICATES OF DEPOSIT
 of casualty reinsurance subsidiary                                 14,681                5,774
                                                                 ------------------------------

PROPERTY AND EQUIPMENT, at cost                                     31,204               29,132
 Accumulated depreciation                                          (10,191)              (9,851)
                                                                 ------------------------------
                                                                    21,013               19,281
                                                                 ------------------------------

DEFERRED TAX ASSET, NET                                                570                6,170
                                                                 ------------------------------
OTHER ASSETS:
Investment in and advances to foreign affiliates,
 at cost, including equity in undistributed earnings
 of $4,371 in 1996 and $4,098 in 1995                               11,711               10,984
Other                                                               36,199               23,016
                                                                 ------------------------------
                                                                    47,910               34,000
                                                                 ------------------------------

                                                                 $ 259,578            $ 197,927
                                                                 ==============================



                                   (continued)

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                 (UNAUDITED)
                                 (CONTINUED)


                                                       1996        1995
                                                    ---------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                   $     11     $     11
Notes payable                                           -           1,115
Accounts payable                                      14,686       20,223
Accrued payroll and related taxes                     32,369       29,602
Accrued expenses                                      22,150       21,456
Deferred tax liability, net                            -              117
                                                    ---------------------
                                                      69,216       72,524
                                                    ---------------------
RESERVES FOR LOSSES of casualty reinsurance
  subsidiary                                          42,087       40,118
                                                    ---------------------
LONG-TERM DEBT                                        15,310        5,376
                                                    ---------------------
OTHER                                                  8,205        8,027
                                                    ---------------------
MINORITY INTEREST                                     36,504        8,978
                                                    ---------------------
SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized           -            -
Common stock, $.10 par value, 20,000,000
shares authorized;
Series A common stock, 3,858,885 issued and
outstanding in 1996 and 1995                             386          386
Series B common stock, 8,309,762 issued and
outstanding in 1996 and 8,272,887 in 1995                831          827
Additional paid-in capital                            64,934       39,644
Retained earnings                                     25,937       25,790
Cumulative translation adjustment                     (3,671)      (3,702)
Unrealized loss on marketable securities                (161)         (41)
                                                    ---------------------
                                                      88,256       62,904
                                                    ---------------------

                                                    $259,578     $197,927
                                                    =====================


               See notes to Consolidated Financial Statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                              (In Thousands)
                                (UNAUDITED)


                                                                                      1996           1995
                                                                                  -------------------------
CASH FLOWS PROVIDED BY (USED IN):
 OPERATING ACTIVITIES
Net Income                                                                        $    945         $  1,599
Adjustments -
 Depreciation expense                                                                  886            1,153
 Amortization expense                                                                2,554            1,244
 Provision for bad debts                                                               524              276
 Equity income, net of dividends                                                      (419)            (287)
 Minority interests in net income                                                    1,221              562
 Other                                                                                 460             (102)
Changes in assets and liabilities, net of acquisitions and divestitures-
(Increase) Decrease in assets:
 Accounts receivable                                                                (6,875)             957
 Inventories                                                                          (381)            (560)
 Other current assets                                                                   (2)          (2,213)
 Marketable securities and certificates of deposit                                     (36)            (199)
 Other assets                                                                           48             (251)
 Deferred tax asset, net                                                             5,600            1,269
Increase (Decrease) in liabilities:
 Accounts payable and accrued expenses                                              (5,672)          (1,549)
 Accrued payroll and related taxes                                                   2,767            2,570
 Deferred tax liability, net                                                          (117)            (302)
 Reserve for losses of casualty reinsurance subsidiary                               1,969              914
 Other                                                                                 178              628
                                                                                  -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            3,650            5,709
                                                                                  -------------------------

CASH FLOWS PROVIDED BY (USED IN):
 INVESTING ACTIVITIES
 Net proceeds from public offering of subsidiary's common stock                     51,776               -
 Net proceeds from exercise of stock options of subsidiary                             174              246
 Payments on notes receivable                                                           -                76
 Payments for acquisitions                                                         (13,703)              -
 Investment in and advances to foreign affiliates                                     (454)            (177)
 Capital expenditures                                                               (2,383)            (503)
 Proceeds from sales/(payments for purchases) of marketable securities of
  casualty reinsurance subsidiary, net                                              (8,991)           1,087
 Deferred charge expenditures                                                       (1,115)             (16)
                                                                                  -------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                           25,304              713
                                                                                  -------------------------


                                 (Continued)

                 THE WACKENHUT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                               (IN THOUSANDS)
                                 (UNAUDITED)
                                 (CONTINUED)


                                                     1996         1995
                                                   ---------------------
CASH FLOWS PROVIDED BY (USED IN):
 FINANCING ACTIVITIES
 Proceeds from issuance of debt                      8,783             -
 Payments on debt                                       (2)       (35,931)
 Proceeds from the exercise of
  stock options                                        268             -
 Proceeds from sales of accounts receivable         10,000         28,940
 Dividends paid                                       (798)          (730)
                                                   ----------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                               18,251         (7,721)
                                                   ----------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   47,205         (1,299)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD   20,185         13,808
                                                   ----------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $67,390       $ 12,509
                                                   ======================

SUPPLEMENTAL DISCLOSURES

CASH PAID DURING THE PERIOD FOR:
Interest                                           $   987      $    773
Income taxes                                       $    45      $     34

               See notes to Consolidated Financial Statements.

                 THE WACKENHUT CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2.  ACCOUNTS RECEIVABLE

In January 1995, the Corporation entered into a three year agreement with two financial institutions to sell on an on-going basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $40,000,000. In December 1995, the accounts receivable securitization facility was increased to $50,000,000. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest Expense," in the Consolidated Statements of Income. At March 31, 1996, $45,000,000 of accounts receivable had been sold under this agreement. The defined pool of accounts receivable sold at March 31, 1996 approximates fair value. The Corporation retains substantially the same risk of credit loss as if the receivables had not been sold.


3.  LONG-TERM DEBT


Long-term debt consists of the following (in thousands):



                                                                MARCH             December
                                                                 31,                 31,
                                                                1996                1995
                                                             -----------------------------
Revolving loan - 6.06% in 1996 and 6.20% 1995                $  9,450           $    1,400
Other debt principally related to WCC and
 international subsidiaries                                     5,871                3,987
                                                             -----------------------------
                                                               15,321                5,387
Less - Current portion of long-term debt                          (11)                 (11)
                                                             -----------------------------
                                                             $ 15,310           $    5,376
                                                             =============================


4.  WACKENHUT CORRECTIONS CORPORATION ("WCC") STOCK OFFERING

In January 1996, WCC (a subsidiary of the Corporation) sold 2,300,000 shares of common stock in connection with a public offering at a price of $24.00 per share. Net proceeds of approximately $51,776,000 from the offering will be used for possible future acquisitions, capital investments in new facilities, working capital requirements and general corporate purposes.

5.  CORRECTIONAL FOODSERVICE ACQUISITION

In January 1996, the Corporation acquired the contracts and certain assets, of the Correctional Food Service Division of Service America Corporation for approximately $13.7 million. Proforma financial information is not presented, as the results of operations herein are not materially affected.

6.  BUSINESS SEGMENTS

SECURITY-RELATED AND OTHER SUPPORT SERVICES AND CORRECTIONAL SERVICES

The Corporation's principal business consists of security related and other support services to commercial and governmental clients. WCC provides facility management and construction services to detention and correctional facilities. Provided below is various financial information for each segment:


                                                          THIRTEEN WEEKS ENDED
                                                   ----------------------------------
(THOUSANDS OF DOLLARS)                               MARCH 31, 1996     APRIL 2, 1995
                                                   ----------------  ----------------
REVENUES:
    Security-related and other support services        $183,040          $166,318
    Correctional services                                29,434            23,474
                                                       --------          --------
                Total revenues                         $212,474          $189,792
                                                       ========          ========

OPERATING INCOME:
    Security-related and other support services        $  1,094          $  1,465
    Correctional services                                 1,719             1,590
    Provision for relocation costs                         (750)                -
                                                       --------          --------
                Total operating income                 $  2,063          $  3,055
                                                       ========          ========

EQUITY INCOME (LOSS) OF FOREIGN AFFILIATES, NET OF TAXES:
    Security-related and other support services        $    265          $    303
    Correctional services                                    42               (78)
                                                       --------          --------
                Total equity income                    $    307          $    225
                                                       ========          ========
CAPITAL EXPENDITURES:
    Security-related and other support services        $  1,725          $     60
    Correctional services                                   658               443
                                                       --------          --------
                Total capital expenditures             $  2,383          $    503
                                                       ========          ========

DEPRECIATION AND AMORTIZATION EXPENSE:
    Security-related and other support services        $  2,604          $  1,911
    Correctional services                                   836               486
                                                       --------          --------
                Total expenses                         $  3,440          $  2,397
                                                       ========          ========
IDENTIFIABLE ASSETS AT MARCH 31, 1996 AND
DECEMBER 31, 1995:
    Security-related and other support services        $166,414          $159,087
    Correctional services                                93,164            38,840
                                                       --------          --------
                Total identifiable assets              $259,578          $197,927
                                                       ========          ========

DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. operations of the Corporation and its subsidiaries are conducted primarily in South America and Australia. The Corporation carries its investments in affiliates (20% to 50% owned) under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the Corporation are provided currently. Minority interest in consolidated foreign subsidiaries have been reflected net of applicable income taxes on the accompanying financial statements. A summary of domestic and international operations is shown below:



                                                             THIRTEEN WEEKS ENDED
(THOUSANDS OF DOLLARS)                                 MARCH 31, 1996     APRIL 2, 1995
                                                     ----------------  ----------------
REVENUES:
     Domestic operations                                 $177,258           $158,611
     International operations                              35,216             31,181
                                                         --------           --------
           Total revenues                                $212,474           $189,792
                                                         ========           ========

OPERATING INCOME:
     Domestic operations                                 $  2,312           $  1,670
     International operations                                 501              1,385
     Provision for relocation costs                          (750)                 -
                                                         --------           --------
           Total operating income                        $  2,063           $  3,055
                                                         ========           ========

EQUITY INCOME OF FOREIGN AFFILIATES, NET OF TAXES:
     Domestic operations                                        -                  -
     International operations                            $    307           $    225
                                                         --------           --------
           Total equity income                           $    307           $    225
                                                         ========           ========

CAPITAL EXPENDITURES:
     Domestic operations                                 $  2,200           $    425
     International operations                                 183                 78
                                                         --------           --------
           Total capital expenditures                    $  2,383           $    503
                                                         ========           ========

DEPRECIATION AND AMORTIZATION EXPENSE:
     Domestic operations                                 $  2,650           $  1,806
     International operations                                 790                591
                                                         --------           --------
           Total expenses                                $  3,440           $  2,397
                                                         ========           ========

IDENTIFIABLE ASSETS at March 31, 1996 and
  December 31, 1995 :
     Domestic operations                                 $202,767           $141,431
     International operations                              56,811             56,496
                                                         --------           --------
           Total identifiable assets                     $259,578           $197,927
                                                         ========           ========

                 THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for further discussion and analysis of information pertaining to the Corporation's financial condition.

COMPARISON OF THIRTEEN WEEKS ENDED MARCH 31, 1996 AND
THIRTEEN WEEKS ENDED APRIL 2, 1995

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.


COMPARISON OF THIRTEEN WEEKS ENDED MARCH 31, 1996 TO
THIRTEEN WEEKS ENDED APRIL 2, 1995

REVENUES

     Consolidated revenues increased 12.0% to $212.5 million in the thirteen weeks ended March 31, 1996 (the "First Thirteen Weeks of 1996") from $189.8 million in the thirteen weeks ended April 2, 1995 (the "First Thirteen Weeks of 1995").

SERVICES BUSINESS

     Services Business revenues increased 10.1% to $183.0 million in the First Thirteen Weeks of 1996 from $166.3 million in the First Thirteen Weeks of 1995.

     Domestic Operations Group. Domestic Operations Group revenues increased 17.4% to $119.4 million in the First Thirteen Weeks of 1996 from $101.8 million in the First Thirteen Weeks of 1995. Within the Domestic Operations Group, revenues from the Security Services Division increased 12.1% to $89.0 million in the First Thirteen Weeks of 1996 from $79.4 million in the First Thirteen Weeks of 1995. The Security Services Division continued to increase its revenue base, primarily as a result of obtaining and maintaining contracts with major national accounts and continuing success in the CPO business. The CPO business revenues increased 14.9% during the First Thirteen Weeks of 1996 compared to the First Thirteen Weeks of 1995. Revenues of the Food Division almost doubled during the First Thirteen Weeks of 1996 to $15.8 million, compared to revenues of $8.3 million for the First Thirteen Weeks of 1995, reflecting the acquisition of the contracts and certain assets of the Correctional Food Services Division of Service America Corporation and new business development. Revenues from the Nuclear Division remained relatively unchanged from the First Thirteen Weeks of 1995, reflecting the maturation of the nuclear power industry and limited opportunities for growth in this market.

     Government Services Group.  Government Services Group revenues (excluding
WCC) decreased 4.6% to $39.5 million in the First Thirteen Weeks of 1996 from $41.4 million for the First Thirteen Weeks of 1995. Within the Government Services Group, revenues of Wackenhut Services, Inc. decreased 3.6% to $34.4 million in the First Thirteen Weeks of 1996 from $35.7 million in the First Thirteen Weeks of 1995, principally due to reductions in government funding for security at United States Department of Energy facilities. Management believes this reduction in funding will continue to affect Government Services Group revenues and operating income. Revenues of Wackenhut Educational Services, Inc. decreased $4.4 million to $1.3 million in the First Thirteen Weeks of 1996 due to the loss of two contracts in Fiscal 1995. However, revenues of Wackenhut of Australia Pty., Ltd., which was acquired in July of last year, amounted to $3.8 million in the First Thirteen Weeks of Fiscal 1996.

     International Group. International Group revenues remained relatively unchanged during the First Thirteen Weeks of 1996 compared to the same period in 1995, as a result of the deconsolidation in the fourth quarter of 1995 of the former subsidiary in Chile, which is now a minority-owned affiliate. Revenues of the Chilean operation for the First Thirteen Weeks of 1995 amounted to $4.2 million. Excluding the effect of the Chilean operation, revenues of the International Group increased approximately $3.7 million.

CORRECTIONAL BUSINESS

     Correctional Business revenues increased 25.4% to $29.4 million in the First Thirteen Weeks of 1996 from $23.5 million in the First Thirteen Weeks of 1995. The increase was attributable principally to an increase in compensated resident days resulting from the opening of three domestic facilities (Moore Haven Correctional Facility in Florida, and John R. Lindsey Unit and Willacy County Unit in Texas) in the second half of Fiscal 1995 and in the First Thirteen Weeks of 1996. In addition, revenues of Australasian Correctional Management Pty Limited ("ACM") increased 11.1% or $713,000, resulting principally from the expansion of the Arthur Gorrie Correctional Centre in Wacol, Australia.

OPERATING INCOME

     Consolidated operating income, which included a $750,000 provision for relocation costs in the First Thirteen Weeks of 1996, decreased 32.5% to $2.1 million in the First Thirteen Weeks of 1996 from $3.1 million in the First Thirteen Weeks of 1995. Excluding relocation costs, consolidated operating income decreased 7.9%.

SERVICES BUSINESS

     Operating income from the Services Business decreased 25.3% to $1.1 million in the First Thirteen Weeks of 1996 from $1.5 million in the First Thirteen Weeks of 1995.

     Domestic Operations Group. Domestic Operations Group operating income remained relatively unchanged at $2.9 million in the First Thirteen Weeks of 1996 compared to the First Thirteen Weeks of 1995. Increases in the profit contributions of the core security-related and foodservice businesses were offset by higher group overhead costs and greater absorption of direct corporate general and administrative expenses which increased as a result of higher payroll related costs.

     Government Services Group. Government Services Group (excluding WCC) operating income increased 22.7% to $1.1 million in the First Thirteen Weeks of 1996 compared to $895,000 in the First Thirteen Weeks of 1995. The increase was principally due to recaptured allowable general and administrative expenses from a contract with the United States Department of Energy, and anticipated award fee revenues in other contracts with the United States Department of Energy. However, this increase was partially offset by operating losses from the new security services subsidiary in Australia, Wackenhut of Australia
Pty., Ltd., which recorded an operating loss of approximately $500,000 in the First Thirteen Weeks of 1996. Currently, the Company is in the process of aligning its organizational structure in Australia to that of its other security operations in order to enhance operational efficiency and to increase its revenue base in Australia.

     International Group. International Group operating income decreased 60% to $192,000 in the First Thirteen Weeks of 1996 from $480,000 for the First Thirteen Weeks of 1995. Increases in operating losses in Canada, Ecuador, Venezuela and the deconsolidation of operations in Chile offset increases in operating income in other countries.

CORPORATE EXPENSES AND UNDERWRITING LOSSES

     The increase in corporate expenses and underwriting losses resulted principally from increases in variable general and administrative personnel-related costs principally attributed to the Headquarters relocation and general growth.

CORRECTIONAL BUSINESS

     Operating income from the Correctional Business increased 8.1% to $1.7 million in the First Thirteen Weeks of 1996 from $1.6 million for the First Thirteen Weeks of 1995. The increase was principally attributable to the increase in domestic facility management services as a result of the opening of two facilities in the second half of 1995 and one facility in January 1996.

OTHER INCOME/EXPENSE

     Other income was $171,000 in the First Thirteen Weeks of 1996 compared to other expense of $412,000 for the First Thirteen Weeks of 1995 due to two principal factors. First, interest and investment income increased $730,000 and included interest income of approximately $641,000 from the investment of the net proceeds of WCC's public offering in January 1996. Second, interest expense increased $147,000 due principally to the increase in the level of corporate bank borrowings and fees incurred under the accounts receivable securitization facility. Proceeds from the additional bank borrowings and sales of receivables under the accounts receivable securitization facility were used by the Company principally to effect the foodservice acquisition, to begin improvement of its information systems, and to penetrate the Australian security-services market.

INCOME BEFORE INCOME TAXES

     Income before income taxes, which included a $750,000 provision for relocation costs in the First Thirteen Weeks of 1996, decreased 15.5% to $2.2 million from $2.6 million in the First Thirteen Weeks of 1995.

     The combined federal and state effective income tax rate was 34.4% for the First Thirteen Weeks of 1996 and 34.0% for the First Thirteen Weeks of 1995. The higher effective rate in the First Thirteen Weeks of 1996 was due to: (i) the statutory elimination of targeted job tax credits; and (ii) a decrease in tax exempt income of the captive reinsurance subsidiary.

MINORITY INTEREST EXPENSE

     Minority interest expense (net of income taxes) increased to $827,000 in the First Thirteen Weeks of 1996 from $371,000 in the First Thirteen Weeks of 1995, reflecting principally the increase in earnings of and the public ownership in WCC.

EQUITY INCOME OF FOREIGN AFFILIATES

     Equity income of foreign affiliates (net of income taxes) increased 36.4% to $307,000 in the First Thirteen Weeks of 1996 from $225,000 in the First Thirteen Weeks of 1995, primarily resulting from increased earnings of security services affiliates in South America and Europe, the joint venture of WCC in the United Kingdom and the inclusion of the Company's equity income of the Chilean operations'.

NET INCOME

     Net income decreased to $945,000 in the First Thirteen Weeks of 1996, or $0.08 per share, after the $750,000 provision for relocation costs ($461,000 net of income taxes), compared to $1.6 million or $0.13 per share for the First Thirteen Weeks of 1995.

INFLATION

    Management believes that inflation has not had a material effect on the Corporation's results of operations during the past three fiscal years and the First Thirteen Weeks of 1996. However, many of the Corporation's service contracts provide for either fixed management fees or for fees that increase by only small amounts during the terms of the contracts. Since personnel costs represent the Corporation's largest expense, inflation could have a substantial adverse effect on the Corporation's results of operations in the future to the extent that wages and salaries increase at a faster rate than the per diem or fixed rates received by the Corporation for its services.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's principal sources of funds have been, and are expected to continue to be, cash flows from operations and borrowings under lines of credit provided by banks in the United States and abroad. Cash and cash equivalents amounted to $67.4 million at March 31, 1996 compared to $20.2 million at December 31, 1995. Cash and cash equivalents at March 31, 1996 includes $54.2 million of cash and cash equivalents of WCC which were not available for use by the Corporation. In addition, $1.5 million serves as collateral for certain obligations of the Corporation's captive reinsurance subsidiary.

     The Corporation has additional sources of liquidity available in the form of a $50 million revolving line of credit and a $50 million accounts receivable securitization facility. Additionally, at March 31, 1996, WCC had in place a $15 million revolving line of credit, and subsidiaries of the Corporation and WCC had in place credit agreements with banks providing Australian $10.5 million (approximately $8.2 million U.S. at March 31, 1996). WCC's $15 million revolving line of credit contains certain covenants that restrict WCC's ability to pay dividends to the Corporation.

     At March 31, 1996, the Corporation had $9.5 million outstanding under its $50 million revolving line of credit and $37.2 million outstanding in the form of letters of credit securing reserves of the captive reinsurance subsidiary and other corporate transactions. The unused portion of the revolving line of credit was $3.4 million at March 31, 1996. In addition, at March 31, 1996, the Corporation had sold $45 million of accounts receivable under its accounts receivable securitization facility. Under the terms of the accounts receivable securitization facility, the Corporation retains substantially the same risk of credit loss as if receivables had not been sold under this facility. At March 31, 1996, WCC and the subsidiaries of the Corporation and WCC had $5.9 million outstanding under their credit agreements. At March 31, 1996 and December 31, 1995, the ratio of total debt to total capitalization was 14.8% and 9.4%, respectively.

     WCC anticipates making cash investments in connection with future acquisitions. In addition, in line with a developing industry trend toward requiring private operators to make capital investments in facilities and to enter into direct financing arrangements in connection with the development of such facilities, WCC plans to use part of the net proceeds of $51.8 million from the January 1996 public offering of shares of its common stock to finance start-up costs, leasehold improvements and equity investments in facilities, if appropriate, in connection with undertaking new contracts. In connection with the award of one project, WCC recently has agreed to make an approximate $4.0 million equity investment in the project and to assist in the financing of the project by guaranteeing up to approximately $20.0 million of the permanent pass-through financing. The governmental entity that has contracted for the project is the ultimate pass-through source of payments and the recourse obligations of WCC and the subsidiary through which it will hold its investment in the project are substantially limited in type and likelihood. WCC and its subsidiary have made application to restructure the pass-through financing to a non-recourse basis. WCC has structured the transaction so that the financing for the project will be repaid from funds generated by the project. In addition, to the extent that WCC elects to receive dividends from its subsidiary, it will be required to arrange for a letter of credit in favor of the subsidiary to provide security for the payment of certain possible future tax obligations of the subsidiary. The letter of credit will not be issued any earlier than the second half of 1997 and, consequently, any financing arrangements with respect to such letter of credit have not been determined. The Corporation does not believe that the issuance of the letter of credit will have a material impact on its liquidity or capital resources or the liquidity or capital resources of WCC.

     Net cash generated by operating activities was $3.7 million for the First Thirteen Weeks of 1996 compared to $5.7 million in the First Thirteen Weeks of 1995.

     Cash provided by investing activities amounted to $25.3 million in the First Thirteen Weeks of 1996. Net proceeds from the public offering of WCC of $51.8 million in 1996 were partially offset by payments of $13.7 million for the acquisition of the contracts and certain assets of the Correctional Food Services Division of Service America Corporation. Capital expenditures of $2.4 million reflect the investment in leasehold improvements in the new headquarters building, purchases of equipment related to the provision of security-related services and investments in facilities by WCC.

     Cash provided by financing activities was $18.3 million for the First Thirteen Weeks of 1996. Cash proceeds under the Corporation's accounts receivable securitization facility with two banks amounted to $10.0 million. The Corporation increased by $8.8 million the amounts outstanding under its revolving line of credit with two banks.

     Cash dividends paid in the First Thirteen Weeks of 1996 amounted to $798,000.

     Current cash requirements consist of amounts needed for capital expenditures, increased working capital needs resulting from corporate growth, payment of liabilities incurred in the operation of the Corporation's business, the renovation or construction of correctional facilities by WCC, possible acquisitions and the payment of dividends. The Corporation continues to expand its domestic and international businesses and to pursue major contracts, some of which may require substantial initial cash outlays, which are partially or fully recoverable over the original term of the contract.

     In January 1996, WCC sold 2.3 million shares of its common stock at a price of $24.00 per share. Such proceeds were only available to WCC. The offering resulted in net proceeds to WCC of approximately $51.8 million. Management believes that cash on hand, internally generated cash flows and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the Corporation's business, both on a near term and long term basis.

                 THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On March 29, 1996, the Corporation settled a lawsuit alleging tortious interference with contract and other related torts by the Corporation ("Essex Company vs. Wackenhut Services, Inc.," Case No. 94-908 JC/DJS United States District Court for the District of New Mexico). The reserves previously provided by the Corporation were adequate to cover the exposure in this matter.

    The Corporation is presently, and is from time to time, subject to claims arising in the ordinary course of its business. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, the various asserted claims and litigation in which the Corporation is currently involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such claim or litigation.


ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 4.5 - Amendment dated March 28, 1996 to the Revolving Credit and
                  Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut Corporation, NationsBank of Florida, N.A. (South), as successor to NationsBank of Florida, N.A., and Bank of America Illinois, as Lenders, and NationsBank, N.A. (South), as successor to NationsBank of Florida, N.A. as Agent.

    Exhibit 4.6 - Letter dated April 26, 1996 amending the Revolving Credit and
                  Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut Corporation, NationsBank, N.A. (South), as successor to NationsBank of Florida, N.A., and Bank of Illinois, as Lenders, and NationsBank, N.A. (South), and NationsBank, N.A. (South), as successor to NationsBank of Florida, N.A., as Agent.

    Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - No reports on Form 8-K were filed by the Corporation during the first thirteen weeks of fiscal year ending December 29, 1996.

                 THE WACKENHUT CORPORATION AND SUBSIDIARIES


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirteen weeks ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE WACKENHUT CORPORATION

                                                 /s/ Juan D. Miyar
DATE: May 7, 1996                                -----------------------------
                                                 By: Juan D. Miyar, Duly
                                                     Authorized Officer and
                                                     Chief Accounting Officer