Form 10-Q
period 1996-06-30
WACKENHUT CORP
filed 1996-08-14
CIK 104030

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -------

                                  FORM 10-Q


           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 1996

                                     OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from ________ to _______

                      Commission file number     1-5450

                           THE WACKENHUT CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                 59-0857245
- ------------------------------------------  ------------------------------------
 (State of incorporation or organization)   (I.R.S. Employer Identification No.)

          4200 Wackenhut Drive #100,
           Palm Beach Gardens, FL                        33410-4243
- ------------------------------------------  ------------------------------------
 (Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code (561) 622-5656
- --------------------------------------------------------------------------------
    FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]  No [  ]

At August 2, 1996, 3,858,885 shares of Series A and 10,862,512 shares of Series B of the registrant's Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1996.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                         JUNE 30, 1996 and JULY 2, 1995
                     (In thousands except per share data)
                                 (UNAUDITED)

                                                                      1996            1995
                                                               -------------------------------
REVENUES                                                       $       222,904   $     193,371
                                                               -------------------------------
OPERATING EXPENSES:
Payroll and related taxes                                              163,281         140,664
Other operating expenses                                                55,902          48,740
                                                               -------------------------------
                                                                       219,183         189,404
                                                               -------------------------------
OPERATING INCOME                                                         3,721           3,967
                                                               -------------------------------
OTHER INCOME (EXPENSE):
Interest expense                                                          (979)           (758)
Interest and investment income                                           1,110             330
                                                               -------------------------------
                                                                           131            (428)
                                                               -------------------------------
INCOME BEFORE INCOME TAXES                                               3,852           3,539

Provision for income taxes                                               1,422           1,300
Minority interest, net of income taxes                                     923             667
Equity income of foreign affiliates, net of income taxes                  (400)           (154)
                                                               -------------------------------

NET INCOME                                                     $         1,907   $       1,726
                                                               ===============================

EARNINGS PER SHARE                                             $          0.15   $        0.15
                                                               ===============================

               See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 30,1996 AND JULY 2, 1995
                       (In thousands except share data)
                                 (UNAUDITED)

                                                                    1996            1995
                                                            -----------------------------------
REVENUES                                                    $         435,378   $       383,163
                                                            -----------------------------------

OPERATING EXPENSES:
Payroll and related taxes                                             316,684           282,272
Other operating expenses                                              112,160            93,869
Provision for relocation costs                                            750             -
                                                            -----------------------------------
                                                                      429,594           376,141
                                                            -----------------------------------

OPERATING INCOME                                                        5,784             7,022
                                                            -----------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                                       (1,863)           (1,495)
Interest and investment income                                          2,165               655
                                                            -----------------------------------
                                                                          302              (840)
                                                            -----------------------------------
INCOME BEFORE INCOME TAXES                                              6,086             6,182

Provision for income taxes                                              2,191             2,198
Minority interest, net of income taxes                                  1,750             1,038
Equity income of foreign affiliates, net of income taxes                 (707)             (379)
                                                            -----------------------------------

NET INCOME                                                  $           2,852   $         3,325
                                                            ===================================

EARNINGS PER SHARE                                          $            0.23   $          0.28
                                                            ===================================


               See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1996 AND DECEMBER 31, 1995
                       (In thousands except share data)

                                                                                    (Unaudited)
                                                                                       1996                1995
                                                                                 -----------------------------------
                                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                        $          64,237   $        20,185
Accounts receivable, less allowance for doubtful accounts
   of $1,796 in 1996 and $1,268 in 1995                                                    120,417            77,121
Inventories                                                                                  6,277             6,798
Other                                                                                       21,301            18,058
                                                                                 -----------------------------------
                                                                                           212,232           122,162
                                                                                 -----------------------------------

NOTES RECEIVABLE                                                                            10,613            10,540
                                                                                 -----------------------------------
MARKETABLE SECURITIES AND  CERTIFICATES OF DEPOSIT
   of casualty reinsurance subsidiary                                                       13,641             5,774
                                                                                 -----------------------------------

PROPERTY AND EQUIPMENT, at cost                                                             32,818            29,132
   Accumulated depreciation                                                                (10,578)           (9,851)
                                                                                 -----------------------------------
                                                                                            22,240            19,281
                                                                                 -----------------------------------

DEFERRED TAX ASSET, net                                                                      1,203             6,170
                                                                                 -----------------------------------
OTHER ASSETS:
Investment in and advances to foreign affiliates, at cost, including equity
   in undistributed earnings of $4,823 in 1996 and $4,098 in 1995                           11,648            10,984
Other                                                                                       36,265            23,016
                                                                                 -----------------------------------
                                                                                            47,913            34,000
                                                                                 -----------------------------------

                                                                                 $         307,842   $       197,927
                                                                                 ===================================

               See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                       (In thousands except share data)

                                                                                        1996              1995
                                                                                 -----------------------------------
                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                                $              11   $            11
Notes payable                                                                                -                 1,115
Accounts payable                                                                            15,322            16,032
Accrued payroll and related taxes                                                           34,416            33,793
Accrued expenses                                                                            19,509            21,456
Deferred tax liability, net                                                                   -                  117
                                                                                 -----------------------------------
                                                                                            69,258            72,524
                                                                                 -----------------------------------

RESERVES FOR LOSSES of casualty reinsurance subsidiary                                      41,543            40,118
                                                                                 -----------------------------------

LONG-TERM DEBT                                                                               8,012             5,376
                                                                                 -----------------------------------

OTHER                                                                                        7,582             8,027
                                                                                 -----------------------------------

MINORITY INTEREST                                                                           37,401             8,978
                                                                                 -----------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                                                 -                 -
Common stock, $.10 par value, 50,000,000 shares authorized:
Series A common stock, 3,858,885 issued and outstanding in 1996
  and 1995                                                                                     386               386
Series B common stock,  10,862,512 issued and outstanding in 1996
  and 8,272,887 in 1995                                                                      1,086               827
Additional paid-in capital                                                                 119,411            39,644
Retained earnings                                                                           27,052            25,790
Cumulative translation adjustment                                                           (3,768)           (3,702)
Unrealized loss on marketable securities                                                      (121)              (41)
                                                                                 -----------------------------------
                                                                                           144,046            62,904
                                                                                 -----------------------------------

                                                                                 $         307,842   $       197,927
                                                                                 ===================================


               See notes to Consolidated Financial Statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995
                                (In thousands)
                                 (UNAUDITED)

                                                                                                1996            1995
                                                                                        -----------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Income                                                                              $           2,852   $         3,325
Adjustments -
  Depreciation expense                                                                              1,870             2,254
  Amortization expense                                                                              6,553             3,780
  Provision for bad debts                                                                             766               584
  Equity income, net of dividends                                                                    (963)             (473)
  Minority interests in net income                                                                  2,662             1,573
  Other                                                                                              (109)             (205)
Changes in assets and liabilities, net of acquisitions and divestitures -
(Increase) decrease in assets:
    Accounts receivable                                                                           (11,062)           (8,031)
    Inventories                                                                                    (1,767)           (2,887)
    Other current assets                                                                           (3,243)           (2,021)
    Marketable securities and certificates of deposit                                                 (12)             (240)
    Other assets                                                                                   (1,543)           (3,179)
    Deferred tax asset, net                                                                         4,967             2,497
Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                                          (3,739)           (3,714)
    Accrued payroll and related taxes                                                                 623               916
    Deferred tax liability, net                                                                      (117)             (388)
    Reserve for losses of casualty reinsurance subsidiary                                           1,425             1,880
    Other                                                                                            (444)              800
                                                                                        -----------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                              (1,281)           (3,529)
                                                                                        -----------------------------------

                                 (Continued)

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995
                                (In thousands)
                                 (UNAUDITED)
                                 (Continued)

                                                                                               1996              1995
                                                                                        -----------------------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Net proceeds from public offering of subsidiary's common stock                                   51,606              -
  Proceeds from exercise of stock options of subsidiary                                               320               897
  Payments on notes receivable                                                                                          153
  Payments for acquisitions                                                                       (13,703)             -
  Investment in and advances to foreign affiliates                                                    349            (1,286)
  Capital expenditures                                                                             (4,615)           (1,718)
  Proceeds from sales (payments for purchases) of marketable securities of
    casualty reinsurance subsidiary, net                                                           (7,980)            1,206
  Deferred charge expenditures                                                                     (2,482)           (1,492)
                                                                                        -----------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                23,495            (2,240)
                                                                                        -----------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds from public offering of the company's common stock                                  54,166              -
  Proceeds from exercise of stock options                                                             779              -
  Proceeds from issuance of debt                                                                    9,871            64,657
  Payments on debt                                                                                 (8,388)          (95,242)
  Proceeds from sales (payments for repurchases) of accounts
    receivable                                                                                    (33,000)           34,928
  Dividends paid                                                                                   (1,590)           (1,454)
                                                                                        -----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          21,838             2,889
                                                                                        -----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               44,052            (2,880)
Cash and Cash Equivalents, at beginning of period                                                  20,185            13,808
                                                                                        -----------------------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                             $          64,237   $        10,928
                                                                                        ===================================

SUPPLEMENTAL DISCLOSURES

CASH PAID DURING THE PERIOD FOR:
Interest                                                                                $           1,939   $         1,451
Income taxes                                                                            $             131   $         2,143



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

2. ACCOUNTS RECEIVABLE

In January 1995, the Corporation entered into a three year agreement to sell on an on-going basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $40,000,000. In December 1995, the accounts receivable securitization facility was increased to $50,000,000. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest Expense," in the Consolidated Statements of Income. At June 30, 1996, $2,000,000 of accounts receivable had been sold under this agreement. The defined pool of accounts receivable sold at June 30, 1996 approximates fair value. The Corporation retains substantially the same risk of credit loss as if the receivables had not been sold.

3. LONG-TERM DEBT

                                                                           JUNE 30,          December  31,
                                                                             1996                1995
                                                                       -----------------------------------
Revolving loans - 6.1% in 1996 and 6.2% in 1995                        $           1,850   $         1,400
Other debt principally related to WCC and international subsidiaries               6,173             3,987
                                                                       -----------------------------------
                                                                                   8,023             5,387
Less - Current portion of long-term debt                                             (11)              (11)
                                                                       -----------------------------------
                                                                       $           8,012   $         5,376
                                                                       ===================================


4.  THE WACKENHUT CORPORATION'S STOCK OFFERING

During the second quarter of 1996, the Corporation sold 2,500,000 shares of Series B common stock in connection with a public offering at a price of $23.50 per share. Net proceeds of approximately $54,166,000 from the offering will be used to repay the outstanding balance on the revolving loan, to repurchase a portion of the receivables sold under the accounts receivable securitization facility, for possible future acquisitions, for systems and technology upgrades and for general corporate purposes.

5. BUSINESS SEGMENTS

SECURITY-RELATED AND OTHER SUPPORT SERVICES AND CORRECTIONAL SERVICES

The Corporation's principal business consists of security-related and other support services to commercial and governmental clients. WCC provides facility management and construction services to detention and correctional facilities. Provided below is various financial information for each segment:

                                                        TWENTY-SIX WEEKS ENDED
                                                 ------------------------------------
 (THOUSANDS OF DOLLARS)                            JUNE 30, 1996           JULY 2, 1995
                                                 -------------           ------------
 REVENUES:
       Security-related and other support services    $372,528              $337,119
       Correctional services                            62,850                46,044
                                                      --------              --------
              Total revenues                          $435,378              $383,163
                                                      --------              --------

 OPERATING INCOME:
       Security-related and other support services    $  2,902              $  3,614
       Correctional services                             3,632                 3,408
       Provision for relocation costs                     (750)                    -
                                                      --------              --------
              Total operating income                  $  5,784              $  7,022
                                                      --------              --------

 EQUITY INCOME (LOSS) OF AFFILIATES, NET OF TAXES:
        Security-related and other support services   $    525              $    477
        Correctional services                              182                   (98)
                                                      --------              --------
               Total equity income                    $    707              $    379
                                                      --------              --------

 CAPITAL EXPENDITURES:
        Security-related and other support services   $  3,508              $  1,085
        Correctional services                            1,107                   633
                                                      --------              --------
               Total capital expenditures             $  4,615              $  1,718
                                                      --------              --------

 DEPRECIATION AND AMORTIZATION EXPENSE:
        Security-related and other support services   $  6,817              $  5,023
        Correctional services                            1,606                 1,011
                                                      --------              --------
    Total expenses                                    $  8,423              $  6,034
                                                      --------              --------
   IDENTIFIABLE ASSETS AT JUNE 30, 1996 AND
    DECEMBER 31, 1995:
         Security-related and other support services  $212,218              $159,087
         Correctional services                          95,624                38,840
                                                      --------              --------
               Total identifiable assets              $307,842              $197,927
                                                      --------              --------

DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. Operations of the Corporation and its subsidiaries are conducted primarily in South American and Australia. The Corporation carries its investments in affiliates (20% to 50% owned) under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the Corporation are provided currently. Minority interest in consolidated foreign subsidiaries have been reflected net of applicable income taxes on the accompanying financial statements. A summary of domestic and international operations is shown below.


                                               TWENTY-SIX WEEKS ENDED
                                           -------------------------------
(THOUSANDS OF DOLLARS)                     JUNE 30, 1996      JULY 2, 1995
                                           -------------      ------------
REVENUES:
     Domestic operations                      $ 365,765        $  320,984
     International operations                    69,613            62,179
                                              ---------        ----------
           Total revenues                     $ 435,378        $  383,163
                                              ---------        ----------

OPERATING INCOME:
     Domestic operations                      $   6,140        $    4,899
     International operations                       394             2,123
     Provision for relocation costs                (750)                -
                                              ---------        ----------
           Total operating income             $   5,784        $    7,022
                                              ---------        ----------

EQUITY INCOME OF AFFILIATES, NET OF TAXES:
     Domestic operations                      $       -        $        -
     International operations                       707               379
                                              ---------        ----------
           Total equity income                $     707        $      379
                                              ---------        ----------

CAPITAL EXPENDITURES:
     Domestic operations                      $   3,644        $    1,277
     International operations                       971               441
                                              ---------        ----------
           Total capital expenditures         $   4,615        $    1,718
                                              ---------        ----------

DEPRECIATION AND AMORTIZATION EXPENSE:
     Domestic operations                      $   4,782        $    4,788
     International operations                     3,641             1,246
                                              ---------        ----------
           Total expenses                     $   8,423        $    6,034
                                              ---------        ----------

IDENTIFIABLE ASSETS AT JUNE 30, 1996 AND
 DECEMBER 31, 1995:
     Domestic operations                      $ 248,863        $  141,431
     International operations                    58,979            56,496
                                              ---------        ----------
           Total identifiable assets          $ 307,842        $  197,927
                                              ---------        ----------

THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation provides security-related and other support services through the Services Business and correctional services through the Correctional Business. Through the Services Business, the Corporation provides physical security services, food services and other related services to commercial and governmental customers. Through the Correctional Business, the Corporation provides correctional and detention facility design, development and management services to government agencies. The Services Business is managed through two operating groups: the North American Operations Group and the International Operations Group. The Correctional Business is operated through the Corporation's 55%-owned Wackenhut Corrections Corporation subsidiary ("WCC"). The Correctional Business includes the Australian subsidiary and United Kingdom affiliate of WCC.

FINANCIAL CONDITION

During the second quarter of 1996, the Corporation sold 2,500,000 shares of its Series B common stock in connection with a public offering at a price of $23.50 per share, before deducting underwriting discounts and commissions and estimated offering expenses. Net proceeds of approximately $54,166,000 from the offering will be used to repay the outstanding balance on the revolving loan, to repurchase a portion of the receivables sold under the accounts receivable securitization facility, for possible future acquisitions, for systems and technology upgrades and for general corporate purposes.

In January 1996, WCC sold 2,300,000 shares of its common stock in connection with a public offering at a price of $24.00 per share, before deducting underwriting discounts and commissions and estimated offering expenses. Net proceeds of approximately $51,606,000 from WCC's offering will be used for possible future acquisitions, capital investments in new facilities, working capital requirements and general corporate purposes.

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

COMPARISON OF THIRTEEN WEEKS ENDED JUNE 30, 1996 AND THIRTEEN WEEKS ENDED JULY 2, 1995

REVENUES

Consolidated revenues increased 15.3% to $222.9 million in the thirteen weeks ended June 30, 1996 (the "Second Quarter of 1996") from $193.4 million in the thirteen weeks ended July 2, 1995 (the "Second Quarter of 1995").

SERVICES BUSINESS

Services Business revenues increased 10.9% to $189.5 million in the Second Quarter of 1996 from $170.8 million in the Second Quarter of 1995.

North American Operations Group. North American Operations Group revenues increased 12.8% to $163.8 million in the Second Quarter of 1996 from $145.2 million in the Second Quarter of 1995. The North American Operations Group continued to increase its revenue base, primarily as a result of obtaining and maintaining contracts with major national accounts and continuing success in the Custom Protection Officer ("CPO") business. The CPO business revenues increased 9.8% during the Second Quarter of 1996 compared to the Second Quarter of 1995. Revenues of the Food Division almost doubled during the Second Quarter of 1996 to $17.6 million, compared to revenues of $9.4 million for the Second Quarter of 1995, reflecting the acquisition of the contracts and certain assets of the Correctional Food Services Division of Service America Corporation and new business development.

International Operations Group. International Operations Group revenues increased 4.2% to $24.7 million in the Second Quarter of 1996 from $23.7 million in the Second Quarter of 1995. During the fourth quarter of 1995 the former subsidiary in Chile was deconsolidated and is now a minority-owned affiliate. Revenues of the Chilean operation for the Second Quarter of 1995 amounted to $4.7 million. Excluding the effect of the Chilean operation, revenues of the International Operations Group increased approximately $5.7 million. Revenues of Wackenhut of Australia Pty., Ltd., which was acquired in July of last year, amounted to $2.3 million in the Second Quarter of 1996.

CORRECTIONAL BUSINESS

Correctional Business revenues increased 48.1% to $33.4 million in the Second Quarter of 1996 from $22.6 million in the Second Quarter of 1995. The increase in revenues in the Second Quarter of 1996 was primarily attributable to increased compensated resident days resulting from the opening of two facilities in the second half of 1995 (Moore Haven Correctional Facility in Florida, and John R. Lindsey Unit in Texas), one facility that opened in the first half of 1996 (Willacy County Unit in Texas), one facility for which WCC assumed correctional services in 1996 (Delaware County Prison in Pennsylvania) and the expansion of two facilities in the second half of 1995 (Arthur Gorrie Correctional Centre in Australia, and Allen Correctional Center in
Louisiana).

OPERATING INCOME

Consolidated operating income decreased 6.2% to $3.7 million in the Second Quarter of 1996.

SERVICES BUSINESS

Operating income from the Services Business decreased 15.9% to $1.8 million in the Second Quarter of 1996 from $2.1 million for the same period last year.

North American Operations Group. North American Operations Group operating income remained relatively unchanged at $4.6 million from the Second Quarter of 1995. Increases in the profit contribution of the core security-related and foodservice businesses were offset by higher group overhead costs and greater absorption of direct corporate general and administrative expenses which increased as a result of higher payroll related costs.

International Operations Group. International Operations Group incurred an operating loss of $765,000 in the Second Quarter of 1996 compared to operating income of $580,000 for the same period in 1995. The operating loss in the Second Quarter of 1996 was primarily due to the operating losses from the new security services subsidiary in Australia, Wackenhut of Australia Pty., Ltd., which recorded an operating loss of approximately $852,000 in the Second Quarter of 1996. Currently, the Corporation is in the process of aligning its organizational structure in Australia to that of its other security operations in order to enhance operational efficiency and to increase its revenue base in that country. Increases in operating losses in Venezuela, decreases in operating income in Ecuador and the deconsolidation of operations in Chile offset increases in operating income in other countries.

CORPORATE EXPENSES AND UNDERWRITING LOSSES

Corporate expenses and underwriting losses decreased 33.9% to $2.0 million in the Second Quarter of 1996 from $3.0 million in the Second Quarter of 1995.

CORRECTIONAL BUSINESS

WCC's operating income increased by 5.2% to $1.9 million in the Second Quarter of 1996 from $1.8 million in the Second Quarter of 1995 due to additional income from the opening of three new facilities, assumption of correctional services at one facility, and two expansions, partially offset by higher general and administrative expenses.

OTHER INCOME/EXPENSE

Other income was $131,000 in the Second Quarter of 1996 compared to other expense of $428,000 for the comparable period in 1995. Interest and investment income increased $780,000 including interest income of approximately $553,000 from the investment of the net proceeds of WCC's public offering in January 1996. This increase was partially offset by an increase in interest expense of $221,000 due principally to the increase in the level of corporate bank borrowings and fees incurred under the accounts receivable securitization facility. Proceeds from the additional bank borrowings and sales of receivables under the accounts receivable securitization facility were used by the Corporation principally to effect the foodservice acquisition, for the improvement of its information systems, and to penetrate the Australian security-services market.

INCOME BEFORE INCOME TAXES

Income before income taxes increased 8.8% to $3.9 million in the Second Quarter of 1996 from $3.5 million in the Second Quarter of 1995.

The combined federal and state effective income tax rate was 36.0% for the Second Quarter of 1996 and 35.7% for the same period in 1995. The higher effective rate in the Second Quarter of 1996 was due to: (i) the statutory elimination of targeted job tax credits; and (ii) a decrease in tax exempt income of the captive reinsurance subsidiary.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased to $923,000 in the Second Quarter of 1996 from $667,000 in the Second Quarter of 1995, reflecting principally the increase in earnings of and the public ownership in WCC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased 159.7% to $400,000 in the Second Quarter of 1996 from $154,000 in the Second Quarter of 1995, primarily resulting from increased earnings of security services affiliates in South America and Europe, the joint venture of WCC in the United Kingdom, and the inclusion of the Corporation's equity income of the Chilean operations.

NET INCOME

Net income increased to $1,907,000 in the Second Quarter of 1996, or $0.15 per share compared to $1,726,000 or $0.15 per share for the Second Quarter of 1995.


COMPARISON OF TWENTY-SIX WEEKS ENDED JUNE 30, 1996 AND TWENTY-SIX WEEKS ENDED JULY 2, 1995

REVENUES

Consolidated revenues increased 13.6% to $435.4 million in the twenty-six weeks ended June 30, 1996 (the "First Half of 1996") from $383.2 million in the twenty-six weeks ended July 2, 1995 (the "First Half of 1995").

SERVICES BUSINESS

Services Business revenues increased 10.5% to $372.5 million in the First Half of 1996 from $337.1 million in the First Half of 1995.

North American Operations Group. North American Operations Group revenues increased 12.3% to $320.0 million in the First Half of 1996 from $284.9 million in the First Half of 1995. The North American Operations Group continued to increase its revenue base, primarily as a result of obtaining and maintaining contracts with major national accounts and continuing success in the CPO business. The CPO business revenues increased 11.8% during the First Half of 1996 compared to the First Half of 1995. Revenues of the Food Division almost doubled during the First Half of 1996 to $33.4 million, compared to revenues of $17.7 million for the First Half of 1995, reflecting the acquisition of the contracts and certain assets of the Correctional Food Services Division of Service America Corporation and new business development.

International Operations Group. International Operations Group revenues increased 9.1% to $50.4 million in the First Half of 1996 from $46.2 million in the First Half of 1995. During the fourth quarter of 1995 the former subsidiary in Chile was deconsolidated and is now a minority-owned affiliate. Revenues of the Chilean operation for the First Half of 1995 amounted to $8.9 million. Excluding the effect of the Chilean operation, revenues of the International Operations Group increased approximately $13.1 million. Revenues of Wackenhut of Australia Pty., Ltd., which was acquired in July of last year, amounted to $6.1 million in the First Half of 1996.

CORRECTIONAL BUSINESS

Correctional Business revenues increased 36.5% to $62.9 million in the First Half of 1996 from $46.0 million in the First Half of 1995. The increase in revenues in the First Half of 1996 was primarily attributable to increased compensated resident days resulting from the opening of two facilities in the second half of 1995 (Moore Haven Correctional Facility in Florida, and John R. Lindsey Unit in Texas), one facility that opened in the first half of 1996 (Willacy County Unit in Texas), one facility for which WCC assumed correctional services in 1996 (Delaware County Prison in Pennsylvania) and the expansion of two facilities in the second half of 1995 (Arthur Gorrie Correctional Centre in Australia, and Allen Correctional Center in Louisiana).

OPERATING INCOME

Consolidated operating income, which included a $750,000 provision for relocation costs in the First Half of 1996, decreased 17.6% to $5.8 million. Excluding relocation costs, consolidated operating income decreased 7.0%.

SERVICES BUSINESS

Operating income from the Services Business decreased 19.7% to $2.9 million in the First Half of 1996 from $3.6 million for the same period last year.

North American Operations Group. North American Operations Group operating income increased 11.0% to $9.2 million in the First Half of 1996 from $8.3 million in the First Half of 1995. Increases in the profit contribution of the core security-related and foodservice businesses were partially offset by higher group overhead costs and greater absorption of direct corporate general and administrative expenses which increased as a result of higher payroll related costs.

International Operations Group. International Operations Group incurred an operating loss of $1.0 million in the First Half of 1996 compared to operating income of $1.1 million for the same period in 1995. The operating loss in the First Half of 1996 was primarily due to the operating losses from the new security services subsidiary in Australia, Wackenhut of Australia Pty., Ltd., which recorded an operating loss of approximately $1.2 million in the First Half of 1996. Currently, the Corporation is in the process of aligning its organizational structure in Australia to that of its other security operations in order to enhance operational efficiency and to increase its revenue base in that country. Increases in operating losses in Venezuela, decreases in operating income in Ecuador and the deconsolidation of operations in Chile offset increases in operating income in other countries.

CORPORATE EXPENSES AND UNDERWRITING LOSSES

Corporate expenses and underwriting losses decreased 6.8% to $5.4 million in the First Half of 1966 from $5.8 million in the First Half of 1995.

CORRECTIONAL BUSINESS

WCC's operating income increased by 6.6% to $3.6 million in the First Half of 1996 from $3.4 million in the First Half of 1995 due to additional income from the opening of three new facilities, assumption of correctional services at one facility, and two expansions, partially offset by higher general and administrative expenses.

OTHER INCOME/EXPENSE

Other income was $302,000 in the First Half of 1996 compared to other expense of $840,000 for the comparable period in 1995 due to two principal factors. First, interest and investment income increased $1,510,000 including interest income of approximately $1,194,000 from the investment of the net proceeds of WCC's public offering in January 1996. Second, interest expense increased $368,000 due principally to the increase in the level of corporate bank borrowings and fees incurred under the accounts receivable securitization facility. Proceeds from the additional bank borrowings and sales of receivables under the accounts receivable securitization facility were used by the Corporation principally to effect the foodservice acquisition, for the improvement of its information systems, and to penetrate the Australian security-services market.

INCOME BEFORE INCOME TAXES

Income before income taxes, which included a $750,000 provision for relocation costs in the First Half of 1996, decreased 1.6% to $6.1 million from $6.2 million in the First Half of 1995.

The combined federal and state effective income tax rate was 36.0% for the First Half of 1996 and 35.7% for the same period in 1995. The higher effective rate in the First Half was due to: (i) the statutory elimination of targeted job tax credits; and (ii) a decrease in tax exempt income of the captive reinsurance subsidiary.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased to $1.8 million in the First Half of 1996 from $1.0 million in the First Half of 1995, reflecting principally the increase in earnings of and the public ownership in WCC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased 86.5% to $707,000 in the First Half of 1996 from $379,000 in the First Half of 1995, primarily resulting from increased earnings of security services affiliates in South America and Europe, the joint venture of WCC in the United Kingdom, and the inclusion of the Corporation's equity income of the Chilean operations.

NET INCOME

Net income decreased to $2,852,000 in the First Half of 1996, or $0.23 per share, after the $750,000 provision for relocation costs ($461,000 net of income taxes), compared to $3,325,000 or $0.28 per share for the First Half of 1995.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is presently, and is from time to time, subject to claims arising in the ordinary course of its business. In certain of such actions plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, the various asserted claims and litigation in which the Corporation is currently involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome from any such claims or litigation.

ITEM 2.  CHANGES IN SECURITIES

The Corporation increased the number of authorized shares of the Corporation's Common Stock from 20,000,000 shares, par value $.10 per share, to 50,000,000 shares, par value of $.10 per share, with 3,858,885 shares designated as Series A Common Stock and 46,141,115 shares designated as Series B Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on April 30, 1996 in Palm Beach Gardens, Florida. All directors nominated for election were elected in an uncontested election. A tabulation of the results is as follows:


Name                     Votes for     Votes Withheld
- ----                     ---------     --------------
Julius W. Becton         3,293,145         8,837
Richard G. Capen, Jr.    3,293,545         8,437
Anne Newman Foreman      3,293,618         8,364
Edward L. Hennessy, Jr.  3,293,145         8,837
Paul X. Kelley           3,294,830         7,152
Nancy Clark Reynolds     3,294,800         7,182
Thomas P. Stafford       3,293,145         8,837
George R. Wackenhut      3,294,660         7,322
Richard R. Wackenhut     3,295,403         6,579

Tabulations of the results of other matters voted upon at the Annual Meeting is as follows:

Proposal No. 2
Appointment of Independent Certified Public Accountants -

     FOR.....3,296,552    AGAINST.....3,593    ABSTAIN.....1,836

Proposal No. 3
Approval of Non-Employee Director Stock Option Plan -

     FOR.....2,619,502   AGAINST.....371,004   ABSTAIN.....16,569

Proposal No. 4
Proposal to set aside a total of 900,000 shares of series B Common Stock of the corporation to be utilized for future issuance under the Key Employee Long Term Incentive Stock Plan -

     FOR.....2,555,079   AGAINST.....422,980   ABSTAIN.....18,245

A Special Meeting of the holders of the Series A Common Stock and the Series B Common Stock of The Wackenhut Corporation was held on May 23, 1996 in Palm Beach Gardens, Florida. A tabulation of the results of matters voted upon at the Special Meeting is as follows:

Proposal No. 1
Proposal to amend Article III of the Corporation's Articles of Incorporation to increase the number of authorized shares of the Corporation's Common Stock from 20,000,000 shares, par value $.10 per share, to 50,000,000 shares, par value $.10 per share, with 3,858,885 shares designated as Series A Common Stock and 46,141,115 shares designated as Series B Common Stock -


                                  SERIES A   SERIES B
                                  ---------  ---------
                         FOR      2,048,358  4,202,587
                         AGAINST    191,949    370,569
                         ABSTAIN      2,218      3,160


Proposal No. 2
Proposal to amend Article III of the Corporation's Articles of Incorporation to confirm that one class or series of the Corporation's capital stock may be issued (by action of the Board of Directors without the necessity of further shareholder action) through a share dividend or a stock split on shares of another class or series of the Corporation's capital stock -


                                  SERIES A   SERIES B
                                  ---------  ---------
                         FOR      2,100,940  4,213,706
                         AGAINST    139,612    360,199
                         ABSTAIN      1,973      2,411

Proposal No 3
Proposal to ratify, confirm and approve prior issuances by the Corporation of shares of one series of the Corporation's Common Stock to holders of another series of the Corporation's Common Stock, through a share dividend, a stock split, or otherwise -


                                  SERIES A   SERIES B
                                  ---------  ---------
                         FOR      2,098,385  4,207,045
                         AGAINST    141,543    364,715
                         ABSTAIN      2,597      4,556



ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits -

        Exhibit 3.1 - Articles of Incorporation as amended

        Exhibit 27 - Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

        The Corporation did not file a Form 8-K during the second quarter of 1996

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the twenty-six weeks ended June 30, 1996 to be signed on its behalf by the undersigned hereunto duly authorized.


                                     THE WACKENHUT CORPORATION


DATE:  August 12, 1996               /s/   JUAN D. MIYAR
                                    --------------------------------------
                                    Juan D. Miyar, Duly Authorized Officer
                                    and Chief Accounting Officer