Form 10-Q
period 1996-09-29
WACKENHUT CORP
filed 1996-11-13
CIK 104030

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                    -----
                                  FORM 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 29,1996

                                     OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from        to
                                            ------    ------

                      Commission file number     1-5450
                                                 ------

                          THE WACKENHUT CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Florida                                      59-0857245
-------------------------------------------------------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, FL       33410-4243
-------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip code)

      Registrant's telephone number, including area code (561) 622-5656
                                                         --------------

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

                             Yes [ X ]  No [   ]

At November 1, 1996, 3,858,885 shares of Series A and 10,902,199 shares of Series B of the registrant's Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 29, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1996.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THIRTEEN WEEKS ENDED
                    SEPTEMBER 29, 1996 and OCTOBER 1, 1995
                     (In thousands except per share data)
                                 (UNAUDITED)




                                               1996              1995
                                            ----------------------------
REVENUES                                    $  236,869       $   203,637
                                            ----------------------------

OPERATING EXPENSES:
Payroll and related taxes                      171,915           145,571
Other operating expenses                        59,730            53,672
                                            ----------------------------
                                               231,645           199,243
                                            ----------------------------
OPERATING INCOME                                 5,224             4,394
                                            ----------------------------
OTHER INCOME (EXPENSE):
Interest expense                                  (425)             (772)
Interest and investment income                   1,015               271
                                            ----------------------------
                                                   590              (501)
                                            ----------------------------
INCOME BEFORE INCOME TAXES                       5,814             3,893

PROVISION FOR INCOME TAXES                       2,010             1,325
MINORITY INTEREST, NET OF INCOME TAXES           1,335               703
Equity income of foreign affiliates,
   net of income taxes                            (569)              (91)
                                            ----------------------------
NET INCOME                                  $    3,038       $     1,956
                                            ============================
EARNINGS PER SHARE                          $     0.21       $      0.16
                                            ============================


               See notes to Consolidated Financial Statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 29,1996 AND OCTOBER 1, 1995
                     (In thousands except per share data)
                                 (UNAUDITED)




                                             1996            1995
                                        ----------------------------
REVENUES                                $   672,247      $   586,800

OPERATING EXPENSES:
Payroll and related taxes                   488,599          427,843
Other operating expenses                    171,890          147,541
Provision for relocation costs                  750             -
                                        ----------------------------
                                            661,239          575,384
                                        ----------------------------

OPERATING INCOME                             11,008           11,416
                                        ----------------------------
OTHER INCOME (EXPENSE):
Interest expense                             (2,288)          (2,267)
Interest and investment income                3,180              926
                                        ----------------------------
                                                892           (1,341)
                                        ----------------------------
INCOME BEFORE INCOME TAXES                   11,900           10,075

Provision for income taxes                    4,201            3,523
Minority interest, net of income taxes        3,085            1,741
Equity income of foreign affiliates,
  net of income taxes                        (1,276)            (470)
                                        ----------------------------

NET INCOME                              $     5,890      $     5,281
                                        ============================
EARNINGS PER SHARE                      $      0.44      $      0.44
                                        ============================



               See notes to Consolidated Financial Statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
                       (In thousands except share data)





                                                                        (Unaudited)
                                                                          1996        1995
ASSETS                                                                 ---------------------
CURRENT ASSETS:
Cash and cash equivalents                                         $   59,977      $   20,185
Accounts receivable, less allowance for doubtful accounts
   of $2,114 in 1996 and $1,268 in 1995                              121,542          77,121
Inventories                                                            9,337           7,527
Other                                                                 21,271          17,329
                                                                  --------------------------
                                                                     212,127         122,162
                                                                  --------------------------
NOTES RECEIVABLE                                                      10,313          10,540
                                                                  --------------------------
MARKETABLE SECURITIES AND  CERTIFICATES OF DEPOSIT
   of casualty reinsurance subsidiary                                 13,338           5,774
                                                                  --------------------------

PROPERTY AND EQUIPMENT, at cost                                       41,573          29,132
   Accumulated depreciation                                          (11,197)         (9,851)
                                                                  --------------------------
                                                                      30,376          19,281
                                                                  --------------------------
DEFERRED TAX ASSET, net                                                  659           6,170
                                                                  --------------------------
OTHER ASSETS:
Investment in and advances to foreign affiliates, at cost,
  including equity in undistributed earnings of $5,622 in
  1996 and $4,098 in 1995                                             12,917          10,984
Other                                                                 36,283          23,016
                                                                  --------------------------
                                                                      49,200          34,000
                                                                  --------------------------
                                                                  $  316,013      $  197,927
                                                                  ==========================

               See notes to Consolidated Financial Statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
                       (In thousands except share data)

                                       (Unaudited)





                                                                      1996             1995
                                                                  ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                    $      -        $      1,115
Accounts payable                                                      19,209           19,404
Accrued payroll and related taxes                                     34,924           30,330
Accrued expenses                                                      17,039           19,331
Deferred tax liability, net                                             -                 117
                                                                 ----------------------------
                                                                      71,172           70,297
                                                                 ----------------------------

RESERVES FOR LOSSES of casualty reinsurance subsidiary                43,096           40,118
                                                                 ----------------------------

LONG-TERM DEBT                                                         4,925            5,387
                                                                 ----------------------------

OTHER                                                                 10,657           10,243
                                                                 ----------------------------

MINORITY INTEREST                                                     39,487            8,978
                                                                 ----------------------------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                            -               -
Common stock, $.10 par value, 50,000,000 shares authorized:
Series A common stock, 3,858,885 issued and outstanding in 1996
  and 1995                                                               386              386
Series B common stock, 10,902,199 issued and outstanding in 1996
  and 8,272,887 in 1995                                                1,090              827
Additional paid-in capital                                           119,846           39,644
Retained earnings                                                     29,133           25,790
Cumulative translation adjustment                                     (3,645)          (3,702)
Unrealized loss on marketable securities                                (134)             (41)
                                                                 ----------------------------
                                                                     146,676           62,904
                                                                 ----------------------------
                                                                 $   316,013     $    197,927
                                                                 ============================

See notes to Consolidated Financial Statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                (In thousands)
                                 (UNAUDITED)



                                                                                       1996           1995
                                                                                  -------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income                                                                        $   5,890         $  5,281
Adjustments -
  Depreciation expense                                                                3,112            3,304
  Amortization expense                                                                6,943            6,058
  Provision for bad debts                                                               966              840
  Equity income, net of dividends                                                    (1,676)            (611)
  Minority interests in net income                                                    4,674            2,638
  Other                                                                                 201              (57)
Changes in assets and liabilities, net of acquisitions and divestitures -
(Increase) decrease in assets:
    Accounts receivable                                                             (18,427)         (12,898)
    Inventories                                                                      (5,316)          (5,553)
    Other current assets                                                             (3,692)          (1,202)
    Marketable securities and certificates of deposit                                  (190)            (300)
    Deferred tax asset, net                                                           5,511            2,342
    Other assets                                                                      1,259           (8,585)
Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                            (3,428)             965
    Accrued payroll and related taxes                                                 4,594            3,059
    Deferred tax liability, net                                                        (117)            (596)
    Reserve for losses of casualty reinsurance subsidiary                             2,978            2,495
    Other                                                                               414              930
                                                                                  --------------------------
Net Cash Provided by (Used In) Operating Activities                                   3,696           (1,890)
                                                                                  --------------------------





                                 (Continued)

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                (In thousands)
                                 (UNAUDITED)
                                 (Continued)





                                                                                        1996            1995
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:                             ----------------------------
  Net proceeds from public offering of subsidiary's common stock                       51,593                 -
  Proceeds from exercise of stock options of subsidiary                                   719                975
  Payments on notes receivable                                                           -                   232
  Payments for acquisitions                                                           (13,703)                -
  Investment in and advances to foreign affiliates                                       (261)            (2,455)
  Capital expenditures                                                                (14,128)            (3,527)
  Proceeds from sales (payments for purchases) of marketable securities of
    casualty reinsurance subsidiary, net                                               (7,752)             1,256
  Deferred charge expenditures                                                         (4,339)            (2,566)
                                                                                   -----------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    12,129             (6,085)
                                                                                   -----------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from public offering of the company's common stock                      54,029                 -
  Proceeds from exercise of stock options                                               1,100                270
  Proceeds from issuance of debt                                                       10,171            121,267
  Payments on debt                                                                    (11,786)          (153,021)
  Proceeds from sales (payments for repurchases) of accounts
    receivable                                                                        (27,000)            32,929
  Dividends paid                                                                       (2,547)            (2,182)
                                                                                   -----------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    23,967               (737)
                                                                                   -----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   39,792             (8,712)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                      20,185             13,808
                                                                                   -----------------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                        $   59,977          $   5,096
                                                                                   =============================
SUPPLEMENTAL DISCLOSURES

CASH paid during the period for:
Interest                                                                           $    2,356          $   2,295
Income taxes                                                                       $    1,043          $   2,166


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

2. ACCOUNTS RECEIVABLE

In January 1995, the Corporation entered into a three year agreement to sell on an on-going basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $40,000,000. In December 1995, the accounts receivable securitization facility was increased to $50,000,000. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest Expense," in the Consolidated Statements of Income. At September 29, 1996, $8,000,000 of accounts receivable had been sold under this agreement. The defined pool of accounts receivable sold at September 29, 1996 approximates fair value. The Corporation retains substantially the same risk of credit loss as if the receivables had not been sold.

3. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):




                                                              September  29,   December  31,
                                                                    1996            1995
                                                           ---------------------------------
Revolving loans - 6.2% in 1996 and 1995                    $       2,150    $       1,400
Other debt principally related to WCC and international            2,775            3,987
 subsidiaries                                              ---------------------------------
                                                           $       4,925            5,387
                                                           =================================



4. BUSINESS SEGMENTS

SECURITY-RELATED AND OTHER SUPPORT SERVICES AND CORRECTIONAL SERVICES

The Corporation's principal business consists of security-related and other support services to commercial and governmental clients. WCC provides facility management and construction services to detention and correctional facilities. Provided below is various financial information for each segment:



                                                                     THIRTY-NINE WEEKS ENDED
                                                                     -----------------------
(THOUSANDS OF DOLLARS)                                     SEPTEMBER 29, 1996          OCTOBER 1, 1995
                                                           ------------------        -----------------
REVENUES:
        Security-related and other support services             $  572,612              $  514,999
        Correctional services                                       99,635                  71,801
                                                                ----------              ----------
                Total revenues                                  $  672,247              $  586,800
                                                                ----------              ----------
OPERATING INCOME:
        Security-related and other support services             $    5,187              $    6,083
        Correctional services                                        6,571                   5,333
        Provision for relocation costs                                (750)                   -
                                                                ----------              ----------
                Total operating income                          $   11,008              $   11,416
                                                                ----------              ----------
EQUITY INCOME (LOSS) OF AFFILIATES, NET OF TAXES:
        Security-related and other support services             $      814              $      617
        Correctional services                                          462                    (147)
                                                                ----------              ----------
                Total equity income                             $    1,276              $      470
                                                                ----------              ----------
CAPITAL EXPENDITURES:
        Security-related and other support services             $    5,317              $    2,191
        Correctional services                                        8,811                   1,336
                                                                ----------              ----------
                Total capital expenditures                      $   14,128              $    3,527
                                                                ----------              ----------
DEPRECIATION AND AMORTIZATION EXPENSE:
        Security-related and other support services             $    7,501              $    7,748
        Correctional services                                        2,554                   1,614
                                                                ----------              ----------
                Total expenses                                  $   10,055              $    9,362
                                                                ----------              ----------
IDENTIFIABLE ASSETS AT SEPTEMBER 29, 1996 AND
  DECEMBER 31, 1995:
        Security-related and other support services             $  216,705              $  159,087
        Correctional services                                       99,308                  38,840
                                                                ----------              ----------
                Total identifiable assets                       $  316,013              $  197,927
                                                                ----------              ----------

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



                                                                 THIRTY-NINE WEEKS ENDED
                                                                 -----------------------
(THOUSANDS OF DOLLARS)
                                                        SEPTEMBER 29, 1996          OCTOBER 1, 1995
REVENUES:                                               -------------------         ---------------
        Domestic operations                                     $  562,263          $  486,858
        International operations                                   109,984              99,942
                                                                ----------          ----------
                Total revenues                                  $  672,247          $  586,800
                                                                ----------          ----------
OPERATING INCOME:
        Domestic operations                                     $   10,475          $    7,687
        International operations                                     1,283               3,729
        Provision for relocation costs                                (750)                -
                                                                ----------          ----------
                Total operating income                          $   11,008          $   11,416
                                                                ----------          ----------
EQUITY INCOME OF AFFILIATES, NET OF TAXES:
        Domestic operations                                     $     -             $      -
        International operations                                     1,276                 470
                                                                ----------          ----------
                Total equity income                             $    1,276          $      470
                                                                ----------          ----------
CAPITAL EXPENDITURES:
        Domestic operations                                     $   12,169          $    1,405
        International operations                                     1,959               2,122
                                                                ----------          ----------
                Total capital expenditures                      $   14,128          $    3,527
                                                                ----------          ----------
DEPRECIATION AND AMORTIZATION EXPENSE:
        Domestic operations                                     $    7,430          $    7,508
        International operations                                     2,625               1,854
                                                                ----------          ----------
                Total expenses                                  $   10,055          $    9,362
                                                                ----------          ----------
IDENTIFIABLE ASSETS AT SEPTEMBER 29, 1996 AND
  DECEMBER 31, 1995:
        Domestic operations                                     $  257,855          $  141,431
        International operations                                    58,158              56,496
                                                                ----------          ----------
                Total identifiable assets                       $  316,013          $  197,927
                                                                ----------          ----------


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

FINANCIAL CONDITION

During the second quarter of 1996, the Corporation sold 2,500,000 shares of its Series B common stock in connection with a public offering at a price of $23.50 per share, before deducting underwriting discounts and commissions and estimated offering expenses. Net proceeds of approximately $54,029,000 from the offering were used to repay the outstanding balance on the revolving loan, to repurchase a portion of the receivables sold under the accounts receivable securitization facility, and will be used for possible acquisitions, for systems and technology upgrades and for general corporate purposes.

In January 1996, WCC sold 2,300,000 shares of its common stock in connection with a public offering at a price of $24.00 per share, before deducting underwriting discounts and commissions and estimated offering expenses. Net proceeds of approximately $51,593,000 from WCC's offering will be used for possible future acquisitions, capital investments in new facilities, working capital requirements and general corporate purposes.

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

COMPARISON OF THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 AND THIRTEEN WEEKS ENDED OCTOBER 1, 1995

REVENUES

Consolidated revenues increased 16.3% to $236.9 million in the thirteen weeks ended September 29, 1996 (the "Third Quarter of 1996") from $203.6 million in the thirteen weeks ended October 1, 1995 (the "Third Quarter of 1995").

SERVICES BUSINESS

Services Business revenues increased 12.5% to $200.1 million in the Third Quarter of 1996 from $177.9 million in the Third Quarter of 1995.

North American Operations Group.   North American Operations Group revenues
increased 14.7% to $170.8 million in the Third Quarter of 1996 from $148.9 million in the Third Quarter of 1995. The North American Operations Group continued to increase its revenue base with an increase of approximately 853,000 billable hours over the same quarter last year. The CPO business revenues increased 14.2% to $18.9 million during the Third Quarter of 1996 compared to the Third Quarter of 1995. Revenues of the Food Division almost doubled during the Third Quarter of 1996 to $17.8 million, compared to revenues of $9.1 million for the Third Quarter of 1995, reflecting the acquisition of the contracts and certain assets of the Correctional Food Services Division of Service America Corporation and new business development.

International Operations Group. International Operations Group revenues increased 0.6% to $29.0 million in the Third Quarter of 1996 from $28.9 million in the Third Quarter of 1995. During the fourth quarter of 1995 the former subsidiary in Chile was deconsolidated and is now a minority-owned affiliate. Revenues of the Chilean operation for the Third Quarter of 1995 amounted to $5.4 million. Excluding the effect of the Chilean operation, revenues of the International Operations Group increased approximately $5.5 million. Revenues of Wackenhut of Australia Pty., Ltd., which was acquired in July of last year, amounted to $3.8 million in the Third Quarter of 1996.

CORRECTIONAL BUSINESS

Correctional Business revenues increased 42.8% to $36.8 million in the Third Quarter of 1996 from $25.8 million in the Third Quarter of 1995. The increase in revenues in the Third Quarter of 1996 was primarily attributable to increased compensated resident days resulting from the opening of two facilities in the second half of 1995 (Moore Haven Correctional Facility in Florida, and John R. Lindsey Unit in Texas), two facilities that opened in the first half of 1996 (Willacy County Unit in Texas, and Marshall County Correctional Facility in Mississippi), one facility for which WCC assumed correctional services in the first half of 1996 (Delaware County Prison in Pennsylvania), and the expansion of two facilities in the second half of 1995 (Arthur Gorrie Correctional Centre in Australia, and Allen Correctional Center in Louisiana).

OPERATING INCOME

Consolidated operating income increased 18.9% to $5.2 million in the Third Quarter of 1996.

SERVICES BUSINESS

Operating income from the Services Business decreased 7.5% to $2.3 million in the Third Quarter of 1996 from $2.5 million for the same period last year.

North American Operations Group. North American Operations Group operating income increased 4.9% to $5.0 million in the Third Quarter of 1996 from $4.8 million in the Third Quarter of 1995. Increased profit contribution resulted from better profit margins on contracts with national accounts and lower group insurance costs.

International Operations Group. International Operations Group had operating income of $58,000 in the Third Quarter of 1996 compared to operating income of $889,000 for the same period in 1995. The decline in operating income in the Third Quarter of 1996 was primarily due to the operating losses from the new security services subsidiary in Australia, Wackenhut of Australia Pty., Ltd., which recorded an operating loss of approximately $585,000 in the Third Quarter of 1996. A decrease in operating income in Russia, and the deconsolidation of operations in Chile offset increases in operating income in other countries.

CORPORATE EXPENSES AND UNDERWRITING LOSSES

Corporate expenses and underwriting losses decreased 12.8% to $2.8 million in the Third Quarter of 1996 from $3.2 million in the Third Quarter of 1995.

CORRECTIONAL BUSINESS

WCC's operating income increased by 52.7% to $2.9 million in the Third Quarter of 1996 from $1.9 million in the Third Quarter of 1995 due to additional income from the opening of four new facilities, assumption of correctional services at one facility, and two expansions, partially offset by higher general and administrative expenses.

OTHER INCOME/EXPENSE

Other income was $590,000 in the Third Quarter of 1996 compared to other expense of $501,000 for the comparable period in 1995. Interest and investment income increased $744,000 including interest income of approximately $333,000 from the investment of the net proceeds of WCC's public offering in January 1996. Interest expense in the Third Quarter of 1996 decreased by $347,000 compared to the Third Quarter of 1995 due principally to the decrease in the level of corporate bank borrowings and fees incurred under the accounts receivable securitization facility.

INCOME BEFORE INCOME TAXES

Income before income taxes increased 49.3% to $5.8 million in the Third Quarter of 1996 from $3.9 million in the Third Quarter of 1995.

The combined federal and state effective income tax rate was 36.0% for the Third Quarter of 1996 and 35.1% for the same period in 1995. The higher effective rate in the Third Quarter was due to: (i) the elimination of targeted job tax credits; (ii) a decrease in capital loss carryforward utilization; and (iii) a decrease in tax exempt income of the captive reinsurance subsidiary.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased to $1,335,000 in the Third Quarter of 1996 from $703,000 in the Third Quarter of 1995, reflecting principally the increase in earnings of and the public ownership in WCC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased to $569,000 in the Third Quarter of 1996 from $91,000 in the Third Quarter of 1995, primarily resulting from increased earnings of security services affiliates in South America and Europe, the joint venture of WCC in the United Kingdom, and the inclusion of the Corporation's equity income of the Chilean operations.

NET INCOME

Net income increased to $3,038,000 in the Third Quarter of 1996, or $0.21 per share compared to $1,956,000 or $0.16 per share for the Third Quarter of 1995.

Comparison of Thirty-nine Weeks Ended September 29, 1996 and Thirty-nine Weeks Ended October 1, 1995

REVENUES

Consolidated revenues increased 14.6% to $672.2 million in the thirty-nine weeks ended September 29, 1996 (the "First Nine Months of 1996") from $586.8 million in the thirty-nine weeks ended October 1, 1995 (the "First Nine Months of 1995").

SERVICES BUSINESS
Services Business revenues increased 11.2% to $572.6 million in the First Nine Months of 1996 from $515.0 million in the First Nine Months of 1995.

North American Operations Group. North American Operations Group revenues increased 13.1% to $490.8 million in the First Nine Months of 1996 from $433.8 million in the First Nine Months of 1995. The North American Operations Group continued to increase its revenue base, primarily as a result of increased billable hours and obtaining contracts with major national accounts. The CPO business revenues increased 12.6% to $53.8 million during the First Nine Months of 1996 compared to the First Nine Months of 1995. Revenues of the Food Division almost doubled during the First Nine Months of 1996 to $51.2 million, compared to revenues of $26.8 million for the First Nine Months of 1995, reflecting the acquisition of the contracts and certain assets of the Correctional Food Services Division of Service America Corporation and new business development.

International Operations Group. International Operations Group revenues increased 5.8% to $79.4 million in the First Nine Months of 1996 from $75.1 million in the First Nine Months of 1995. During the fourth quarter of 1995 the former subsidiary in Chile was deconsolidated and is now a minority-owned affiliate. Revenues of the Chilean operation for the First Nine Months of 1995 amounted to $14.2 million. Excluding the effect of the Chilean operation, revenues of the International Operations Group increased approximately $18.6 million. Revenues of Wackenhut of Australia Pty., Ltd., which was acquired in July of last year, amounted to $9.9 million in the First Nine Months of 1996.

CORRECTIONAL BUSINESS

Correctional Business revenues increased 38.8% to $99.6 million in the First Nine Months of 1996 from $71.8 million in the First Nine Months of 1995. The increase in revenues in the First Nine Months of 1996 was primarily attributable to increased compensated resident days resulting from the opening of two facilities in the second half of 1995 (Moore Haven Correctional Facility in Florida, and John R. Lindsey Unit in Texas), two facilities that opened in the first half of 1996 (Willacy County Unit in Texas, and Marshall County Correctional Facility in Mississippi), one facility for which WCC assumed correctional services in the first half of 1996 (Delaware County Prison in Pennsylvania), and the expansion of two facilities in the second half of 1995 (Arthur Gorrie Correctional Centre in Australia, and Allen Correctional Center in Louisiana).

OPERATING INCOME

Consolidated operating income, which included a $750,000 provision for relocation costs in the First Nine Months of 1996, decreased 3.6% to $11.0 million. Excluding relocation costs, consolidated operating income increased 3.0%.

SERVICES BUSINESS

Operating income from the Services Business decreased 14.7% to $5.2 million in the First Nine Months of 1996 from $6.1 million for the same period last year.

North American Operations Group. North American Operations Group operating income increased 8.8% to $14.3 million in the First Nine Months of 1996 from $13.1 million in the First Nine Months of 1995. Increases in the profit contribution of the core security-related and foodservice businesses were partially offset by higher group overhead costs and greater absorption of direct corporate general and administrative expenses which increased as a result of higher payroll related costs.

International Operations Group. International Operations Group incurred an operating loss of $900,000 in the First Nine Months of 1996 compared to operating income of $1.9 million for the same period in 1995. The operating loss in the First Nine Months of 1996 was primarily due to the operating losses from the new security services subsidiary in Australia, Wackenhut of Australia Pty., Ltd., which recorded an operating loss of approximately $1.8 million in the First Nine Months of 1996. Operating losses in Czechoslovakia and Venezuela, decreased operating income in Ecuador, and the deconsolidation of operations in Chile offset increases in operating income in other countries.

CORPORATE EXPENSES AND UNDERWRITING LOSSES

Corporate expenses and underwriting losses decreased 8.9% to $8.2 million in the First Nine Months of 1966 from $9.0 million in the First Nine Months of 1995.

CORRECTIONAL BUSINESS

WCC's operating income increased by 23.2% to $6.6 million in the First Nine Months of 1996 from $5.3 million in the First Nine Months of 1995 due to additional income from the opening of four new facilities, assumption of correctional services at one facility, and two expansions, partially offset by higher general and administrative expenses.

OTHER INCOME/EXPENSE

Other income was $892,000 in the First Nine Months of 1996 compared to other expense of $1,341,000 for the comparable period in 1995. The increase in interest and investment income of $2.3 million in the First Nine Months of 1996 included interest income of approximately $1.8 million from the investment of the net proceeds of WCC's public offering in January 1996. Interest on notes receivable increased approximately $243,000 in the First Nine Months of 1996 compared to the First Nine Months of 1995.

INCOME BEFORE INCOME TAXES

Income before income taxes, which included a $750,000 provision for relocation costs in the First Nine Months of 1996, increased 18.1% to $11.9 million from $10.1 million in the First Nine Months of 1995.

The combined federal and state effective income tax rate was 36.0% for the First Nine Months of 1996 and 35.1% for the same period in 1995. The higher effective rate in the First Nine Months of 1996 was due to: (i) the statutory elimination of targeted job tax credits; (ii) a decrease in capital loss carryforward utilization; and (iii) a decrease in tax exempt income of the captive reinsurance subsidiary.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased to $3.1 million in the First Nine Months of 1996 from $1.7 million in the First Nine Months of 1995, reflecting principally the increase in earnings of and the public ownership in WCC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased 171.5% to $1,276,000 in the First Nine Months of 1996 from $470,000 in the First Nine Months of 1995, primarily resulting from increased earnings of security services affiliates in South America and Europe, the joint venture of WCC in the United Kingdom, and the inclusion of the Corporation's equity income of the Chilean operations.

NET INCOME

Net income increased to $5,890,000 in the First Nine Months of 1996, or $0.44 per share, after the $750,000 provision for relocation costs ($461,000 net of income taxes), compared to $5,281,000 or $0.44 per share for the First Nine Months of 1995.

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

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits -

        Exhibit 27 - Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

        The Corporation did not file a Form 8-K during the third quarter of 1996

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirty-nine weeks ended September 29, 1996 to be signed on its behalf by the undersigned hereunto duly authorized.




                                         THE WACKENHUT CORPORATION



DATE:    November 13, 1996               /s/   JUAN D. MIYAR
                                         --------------------------------------
                                         Juan D. Miyar, Duly Authorized Officer
                                         and Chief Accounting Officer