Form 10-K405
period 1996-12-29
WACKENHUT CORP
filed 1997-03-24
CIK 104030

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM           TO
                                                     -----------  ------------

                         COMMISSION FILE NUMBER 1-5450

                           THE WACKENHUT CORPORATION
             (Exact name of registrant as specified in its charter)

              FLORIDA                                 59-0857245
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

       4200 WACKENHUT DR. #100,
      PALM BEACH GARDENS, FL                             33410-4243
 (Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code:(561) 622-5656

          Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------            -----------------------------------------
Common Stock, Series A, $.10 par value        New York Stock Exchange
Common Stock, Series B, $.10 par value        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At February 28, 1997, the aggregate market value of the 3,856,450 shares of Common Stock, Series A, the registrant's sole class of voting stock, held by non-affiliates of the registrant was $67,487,875. At February 28, 1997, 3,856,450 shares of Series A and 10,897,715 shares of Series B of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the registrant's Annual Report to Shareholders for the fiscal year ended December 29, 1996 are incorporated by reference into Parts II and IV of this Report.

     Parts of the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

===============================================================================

                                     PART I

ITEM 1.    BUSINESS

GENERAL

     The Wackenhut Corporation (the "Company") is a leading international provider of security-related and other support services and a leading developer and manager of privatized correctional and detention facilities. The Company provides security services, food services and other related services to commercial and governmental customers through its services business (the "Services Business"). Through its correctional business (the "Correctional Business"), the Company also provides correctional and detention facility design, development and management services to governmental agencies. The Company has approximately 51,000 full and part-time employees serving over 16,000 commercial and governmental customers through an extensive network of offices and operations in 48 states and 50 countries.

     The Company was incorporated in 1958 to continue the businesses that were originally established in 1954 by its Chairman and Chief Executive Officer, George R. Wackenhut, to provide security-related services to commercial and governmental customers. Since its founding, the Company has grown by: (i) enhancing its position in its core security-related services business through the development of specialized and upgraded services; (ii) targeting specific segments of the security services industry; and (iii) expanding into a range of other support services in response to a growing trend toward privatization of governmental services and outsourcing by commercial customers.

     The Company is the third largest security services organization in the United States and is the leading United States-based provider of security services abroad. In addition to its core security-related services, which include guard and investigative services, the Company is a leader in the development of specialized niche services. For example, in response to a growing demand in the marketplace for security professionals with greater skill and responsibility levels, the Company has developed its Custom Protection Officer(R) ("CPO") program to provide highly specialized and trained security professionals to a broad range of customers such as national retailers, banks and other financial institutions and gated communities. CPOs are also used as supplemental law enforcement forces by public transportation authorities and other governmental entities. Custom Protection Officer is a Registered Service Mark of The Wackenhut Corporation. Moreover, in seeking to respond to the specialized needs of its larger clients, the Company developed its national accounts ("National Accounts") program to provide customized security services on a national or regional level to large customers with multiple locations. The National Accounts program provides customers with a high level of service by providing a dedicated contact person with the Company who is responsible for coordinating their accounts on a nationwide basis. The Company believes that the National Accounts program may also enable it to expand the scope of services offered worldwide to its National Account customers. Management believes that the high quality and consistent service of its CPO and National Accounts programs provide the Company with an opportunity to enhance long-term relationships with its clients.

     As part of its strategy to respond to the growing trend toward privatization of governmental services, in 1984 the Company entered into the development and management of privatized correctional and detention facilities, a business which is now operated exclusively through its 55% owned Wackenhut Corrections Corporation subsidiary ("WCC"). WCC presently has contracts to manage 34 correctional and detention facilities, with a rated capacity of 24,371 beds. From December 29, 1991 to December 29, 1996, WCC's revenues increased from $37.9 million to $137.8 million and operating income increased from $1.7 million to $9.7 million, representing compound annual growth rates of 29.5% and 41.7%, respectively. As of February 28, 1997, WCC's total equity market capitalization was approximately $378.5 million.

     In addition to its expansion into the Correctional Business through WCC, the Company has leveraged its management skills to expand into other support services. In 1992, the Company entered into the foodservice business for correctional institutions and, in January 1996, expanded its presence in this market through the acquisition of contracts and certain assets of the Correctional Food Services Division of Service America

Corporation. In 1996, the Company's Food Services Division had revenues of $70.6 million. Presently, only 14% of the correctional foodservice market has been privatized. Consequently, the Company believes that as privatization of correctional food services continues to gain acceptance at state and local levels, the Food Services Division will have opportunities for expansion*. In the third quarter of 1996, the Company entered into the professional employer organization ("PEO") business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary. By the end of 1996, Oasis had opened one office in South Florida and one in Denver and has approximately 100 employees under contract. In addition to the services which the Company has specifically targeted for expansion, the Company continues to explore and selectively invest in other service businesses, including temporary services, commercial and governmental support services, supplemental police services, crash-fire-rescue services, fire protection services, and airport services.

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

    - DEVELOP COMPLEMENTARY SUPPORT SERVICES. The Company will seek to expand the scope of complementary support services it offers. The Company's successful identification and development of the correctional business and the foodservice business has provided it with the experience it believes will allow it to develop other specialized programs and support services such as professional employer organization, temporary services, building maintenance, supplemental police services, crash-fire-rescue services, fire protection services, and airport services.

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

    - CORRECTIONAL BUSINESS. WCC's objective is to enhance its position as one of the leading providers of privatized correctional and detention services. Key elements of WCC's business strategy include: (i) effective management of projects; (ii) selective development of new business opportunities; (iii) selective


-------------------------
* Refer to Forward Looking Statements included as Exhibit 13.0 - page 23 to this Form 10-K.

        pursuit of acquisitions; (iv) expansion of its scope of services; (v) expansion into international markets by establishing alliances with strategic local partners; and (vi) limiting capital risk.

    - PROFESSIONAL EMPLOYER ORGANIZATIONS. The Company has identified and targeted PEO services as a key market that is in line with our complementary support services strategy. PEO services is an emerging outsourcing business, with industry growth continuing at about a thirty percent annual rate, with penetration still under three percent of the potential market. The Company seeks to enter the PEO business by internal growth of Oasis Outsourcing, Inc. (a majority owned PEO) and through selective acquisitions.

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

     In addition to its presence in guard and investigative services, the Company has identified opportunities in related services markets, such as correctional food services. Only 14% of prisons and jails in the United States have privatized their food services, of which the Company's market share is approximately one-third. The Company believes that trends in privatization will result in growth opportunities in this market component.

     Correctional Business. The trend in the United States and other countries toward privatization of government services and functions has increased as governments have faced continuing pressure to control costs and improve the quality of services. Governmental agencies responsible for correctional and detention facilities have privatized facilities in an attempt to address these pressures. During the period from 1984 to 1995, the worldwide number of beds under management at privatized correctional and detention facilities increased from 885 to 63,595 with the majority of this growth occurring since 1989. During 1995, the worldwide number of beds under management or construction at privatized correctional and detention facilities increased 29.4% to 63,595 from 49,154 in 1994.

     WCC markets its services in the United States to federal, state and local governmental agencies. According to reports on privatization from the Private Corrections Project Center for Studies in Criminology and Law, University of Florida (the "Privatization Reports"), 19 states and Puerto Rico had awarded management contracts to private companies at December 31, 1995. At December 31, 1995, there were a total of 104 facilities with a rated capacity of 63,595 beds privatized in the United States, of which the Company was awarded 22 facilities with a rated capacity of 15,657 beds. Federal agencies have privatized Immigration and Naturalization Service detention facilities and United States Marshal detention facilities. State agencies have privatized state prisons, community corrections facilities, chemical dependency treatment centers, intermediate sanction facilities, juvenile offender facilities, pre-release centers, work program facilities and state jail facilities. Local agencies have privatized city jail facilities and transfer facilities.

     In the United Kingdom, the Home Office, the chief British governmental body responsible for law enforcement, awarded its first contract for a privately-managed prison in 1991. At December 31, 1995, there were a total of six facilities with a rated capacity of 3,584 beds privatized in the United Kingdom, including one managed by a WCC joint venture, with a rated capacity of 850 beds. The Home Office has stated that new correctional and detention facilities in England and Wales will be privatized. Therefore, WCC believes that significant growth opportunities exist in the United Kingdom*. The Home Office is also privatizing court escort services.

     In Australia, Queensland privatized its first facility in 1989. At December 31, 1995, there were a total of six privatized facilities with a rated capacity of 2,402 beds privatized in Australia, of which WCC currently manages three facilities with a rated capacity of 1,778 beds.

COMPANY ORGANIZATION

     The Company's business can be divided into the Services Business and Correctional Business. The Services Business encompasses all commercial and governmental business of the North American Operations Group (including Wackenhut of Canada Limited) and the International Operations Group. The Services Business provides security-related and other support services. The Correctional Business, which consists exclusively of the business conducted through WCC, provides correctional and detention facility design, development and management services to government agencies. Provided below is financial information for each business segment for Fiscal 1996, Fiscal 1995 and Fiscal 1994. The following table sets forth the contribution to consolidated revenues and operating income by each of the Company's business segments. See Note 14 of Notes to Consolidated Financial Statements (which also includes a summary of domestic and international operations) included in Exhibit 13.0 to this Form 10-K.

                                                             FISCAL 1996       FISCAL 1995           FISCAL 1994
                                                            -------------     -------------         -------------
BUSINESS SEGMENT                                            AMOUNT    %       AMOUNT      %         AMOUNT     %
----------------                                            ------  ----     ---------  ----        ------   ----
                                                                              (IN THOUSANDS)
Revenues:

   Services............................................   $ 768,272   85%    $  697,301    88%    $  642,727    88%
   Correctional........................................     137,784   15         99,431    12         84,026    12
                                                          ---------  ---     ----------   ---     ----------   ---
         Total Revenues................................   $ 906,056  100%    $  796,732   100%    $  726,753   100%
                                                          =========  ===     ==========   ===     ==========   ===

Operating Income:
   Services............................................   $   7,339   43%    $    8,545    54%    $   10,846    71%
   Correctional........................................       9,731   57          7,229    46          4,446    29
                                                          ---------  ---     ----------   ---     ----------   ---
   Operating Income before provision for relocation
     costs and write down of headquarters building.....      17,070  100%        15,774   100%        15,292   100%
                                                                     ===                  ===                  ===
   Provision for relocation costs......................        (750)                -                   -
   Write-down of headquarters building.................         -                   -                 (8,700)
                                                          ---------         -----------            ---------
         Total Operating Income........................   $  16,320         $    15,774            $   6,592
                                                          =========         ===========            =========


-------------------------
* Refer to Forward Looking Statements included as Exhibit 13.0 - page 23 to this Form 10-K.

SERVICES BUSINESS

     The Services Business is conducted through two separate operating groups: the North American Operations Group and the International Operations Group. The following table sets forth the contribution of each operating group to the total revenues and total operating income of the Services Business during Fiscal 1996, Fiscal 1995 and Fiscal 1994.

                                                                                  REVENUES
                                                         -----------------------------------------------------------
                                                             FISCAL 1996         FISCAL 1995          FISCAL 1994
                                                            -------------       -------------         --------------
OPERATING GROUP                                             AMOUNT    %         AMOUNT    %           AMOUNT    %
---------------                                            --------   -        --------   -          --------  -----
                                                                              (IN THOUSANDS)
North American Operations Group........................  $  660,457    86%   $   579,882    83%   $   547,016    85%
International Operations Group.........................     103,587    13        109,967    16         79,350    12
Other..................................................       5,071     1         14,275     2         23,310     4
Inter-Group Revenues...................................        (843)    -         (6,823)   (1)        (6,949)   (1)
                                                         ----------   ---    -----------    ---   -----------    ---
   Total Services Business Revenues....................  $  768,272   100%   $   697,301   100%   $   642,727   100%
                                                         ==========   ===    ===========   ===    ===========   ===


                                                                              OPERATING INCOME
                                                         -----------------------------------------------------------
                                                             FISCAL 1996         FISCAL 1995          FISCAL 1994
                                                            -------------       -------------        -------------
OPERATING GROUP                                             AMOUNT    %         AMOUNT    %           AMOUNT    %
---------------                                            --------   -        --------   -          --------   -
                                                                              (IN THOUSANDS)
North American Operations Group........................  $   19,993   107%   $ 17,622   86%      $    17,125   86%
International Operations Group.........................      (1,257)   (7)      2,878   14             2,730   14
                                                         ----------    ---   --------   --       -----------   --
   Operating Income Before Corporate
     Expenses and Underwriting Losses..................      18,736   100%     20,500  100%           19,855  100%
                                                                      ===              ===                    ===
Corporate Expenses and Underwriting Losses.............     (11,397)          (11,955)                (9,009)
                                                         ----------          --------            -----------
   Total Services Business Operating Income............  $    7,339          $  8,545            $    10,846
                                                         ==========          ========            ===========


     NORTH AMERICAN OPERATIONS GROUP. The North American Operations Group has historically provided the majority of the Company's consolidated revenues. This group provides security-related and other support services throughout the United States and Canada. The North American Operations Group is subdivided into the following divisions: the Security Services Division, the Nuclear Division, Wackenhut Services, Inc., and the Food Services Division. In conducting its Services Business, the Company has adopted a quality management approach. General management responsibilities for each operating group are vested in a small group of managers located at Company headquarters. Day-to-day management responsibility for each group is vested in field managers who have primary responsibility for client contact and satisfaction. Field managers are selected through an intensive screening process and receive what the Company believes is state-of-the-art training. Supervisory personnel from Company headquarters periodically visit sites and carefully monitor operating results.

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

     Wackenhut Services, Inc. Wackenhut Services, Inc. ("WSI") generates approximately 16% of the Company's consolidated revenues. WSI provides security services primarily to United States federal government entities. Services provided by WSI range from basic security and administrative support to specialized emergency response teams. These response teams are staffed with highly trained personnel, many with prior military experience. These response teams are equipped with sophisticated weaponry and engage in such specialized activities as aerial assault and rappelling operations.

     In the United States, WSI provides security-related services at 10 sensitive government installations. For example, the Company has held the operations and maintenance contract for the Savannah River Site in South Carolina since 1983, the single largest government contract for security-related services. Since 1990, the Company has managed the Rocky Flats Environmental Technology Site near Denver and since 1964, has managed the Nevada Test Site near Las Vegas. Since 1984, WSI has overseen training and resource development for the United States Department of Energy at the Central Training Academy in Albuquerque, New Mexico.

     The Company's service contracts with governmental agencies are typically cost-reimbursable contracts providing the Company the ability to earn award fees based upon the achievement of performance goals. The Company's service contracts with governmental agencies are subject to annual governmental appropriations.

Through WSI the Company also operates its accelerated access authorization program. This program provides background investigation and research services in support of individual clearances required for employment at United States Department of Energy sites.

     Food Services Division. The Company's correctional foodservice business, the second largest in the industry, provides over 56 million meals annually to over 100 jail and prison facilities in 27 states throughout the United States. Food for regular, therapeutic and religious diets is prepared using conventional or cook-chill methods. The Company provides a quality assurance program that encompasses all aspects of the foodservice business. Specifically, the Company provides product testing and menu development through its staff of nutritional experts, which includes professional dietitians. Also, to ensure high quality of service and product, facility audits are conducted on an on-going basis. The Company bids for foodservice contracts and provides food services on a cost per meal basis. Complete foodservice management, commissary, laundry and janitorial programs are available to correctional clients.

     On January 5, 1996, the Company acquired the contracts and certain assets of the Correctional Food Services Division of Service America Corporation. The Company paid a cash purchase price of approximately $12.4 million.

     Only 14% of the correctional foodservice business was privatized as of December 29, 1996. Consequently, the Company sees substantial opportunity to expand its operations in the Food Services Division, especially in light of the recent trend toward privatization of certain governmental services. Additionally, the correctional foodservice business has high barriers to entry, including the need for substantial expertise to comply with strict governmental dietary requirements and the capital resources necessary to finance start-up costs and maintain inventory levels. The Company believes that its in-house staff of highly-trained professional dietitians and managers provides it with a competitive advantage. The Company intends to concentrate on expanding its Food Services Division through internally-generated growth and selected acquisitions.

     INTERNATIONAL OPERATIONS GROUP. The International Operations Group accounts for approximately 11% of the Company's consolidated revenues. The International Operations Group's business is conducted primarily through Wackenhut International, Inc. ("WII").

     Since its organization in 1967, WII has grown to include a network of subsidiaries, partnerships and affiliates in 50 countries. Management believes the Company's international presence, through the operations of WII, is larger than any of its domestic competitors. The Company believes that its risk exposure in international operations conducted through WII is reduced substantially by the fact that the vast majority of its international operations are structured through joint ventures with parties who operate in the given market. These parties often provide valuable insight into local markets, in addition to sharing financial responsibility for the venture. WII also provides a greater variety of services than the Company offers domestically. These services include, among other things, central station monitoring, armored cars and janitorial services. The Company believes that this experience will be valuable in assisting the Company's domestic expansion into new support service areas.

     The Company's goal is to increase its international presence by further developing existing markets and by expanding into new markets. Most recently, WII has expanded into Central and Eastern Europe, the former Soviet Union, the People's Republic of China and other countries in the Far East in an attempt to capitalize on recent economic developments and political reforms in these areas. In addition to providing traditional security services to commercial customers at overseas locations, WII provides security for the U.S. Department of State at embassies and missions in 19 locations. WII also provides protective services at NASA space shuttle support sites in Africa. Major competitors of WII include large United States-based companies with operations overseas, sizable foreign concerns such as Group 4 and Securitas, and local and regional companies.

     NEW VENTURES. In the third quarter of 1996, the Company created Oasis Outsourcing, Inc., a professional employer organization, founded to take advantage of the trend of small businesses to lease employees in order to provide clients with more and better employee benefits at a reduced cost. By the end of 1996, Oasis had opened one office in South Florida and one in Denver, and has approximately 100 employees under contract.

CORRECTIONAL BUSINESS

     The Company's Correctional Business is conducted through the operations of WCC. WCC is a leading developer and manager of privatized correctional and detention facilities in the United States, the United Kingdom and Australia. WCC was founded in 1984 as a division of the Company to capitalize on emerging opportunities in the private correctional services market. WCC presently has contracts to manage 34 correctional and detention facilities with an aggregate rated capacity of 24,371 beds, 19 are currently in operation, 13 are under development by WCC and 2 are being developed by a third party. WCC offers governmental agencies a comprehensive range of prison management services from individual consulting projects to the integrated design, construction and management of correctional and detention facilities. In addition to providing the fundamental services relating to the security of facilities and the detention and care of inmates, WCC has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education, and job and life skills training. The Company believes that WCC's experience in delivering a full range of quality privatization services on a cost-effective basis to governmental agencies provides such agencies strong incentives to choose WCC when awarding new contracts or renewing existing contracts.

     In the United States, there is a growing trend toward privatization of correctional and detention services as governments have faced continuing pressure to control costs and improve the quality of services. According to the Privatization Reports, the rated capacity of privately-managed correctional and detention facilities in the United States has increased significantly over the last ten years. The majority of this growth has occurred since 1989, as the number of correctional and detention facilities under contract for private management increased from 26 facilities with a rated capacity of 10,973 beds in 1989 to 104 facilities with a rated capacity of 63,595 beds in 1995. Even after such growth, according to the Privatization Reports, only 3.0% of inmates in United States correctional and detention facilities were housed in privately-managed facilities at December 31, 1994. The Company believes that many factors have contributed to industry growth, the most important of which are increasing inmate populations and the demonstrated ability of private entities to design, construct and manage facilities on a cost-effective basis.

     International recognition of the benefits of private sector management of correctional and detention facilities also continues. WCC has contracts to manage four of the twelve facilities that have been privatized in the United Kingdom and Australia. In particular, WCC believes that significant growth opportunities exist in the United Kingdom since the Home Office, the chief British governmental body responsible for law enforcement, adopted a policy in 1993 to privatize all new prisons in England and Wales, as well as some existing prisons and court escort services. In December 1995, WCC entered into two contracts to provide court escort services in the West Midlands and Southeast Areas of England. Under court escort contracts, a private company on behalf of a governmental agency, transports prisoners between prisons, police stations and courts and is responsible for the custody of such prisoners during transportation and court appearances.

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

     In September 1994, WCC completed an initial public offering ("IPO") in which it sold 4,370,000 shares of common stock at an offering price of $4.50 per share. Following the completion of the IPO, the Company owned approximately 73.3% of the issued and outstanding shares of common stock of WCC. In January 1996, WCC completed a subsequent public offering of 4,600,000 shares of common stock at an offering price of $12.00 per share, which resulted in the Company owning approximately 55% of the issued and outstanding shares of common stock of WCC.

CUSTOMERS

     During Fiscal 1996, the Company provided services to more than 16,000 customers. The Company's largest customer was the United States Department of Energy, which accounted for approximately 15% of the Company's consolidated revenue in Fiscal 1996. The service contracts at the Savannah River site (6%) and the Rocky Flats Plant (5%) are the largest of the Company's contracts with the United States Department of Energy. Contracts with governmental agencies of the State of Texas accounted for 39% and 37% of WCC's revenues in Fiscal 1996 and Fiscal 1995, respectively. Contracts with the New South Wales Department of Corrective Services accounted for 10% of WCC's revenues in Fiscal 1996. Contracts with the Queensland Corrective Services Commission accounted for 11% of WCC's revenues in Fiscal 1996. Contracts with the Louisiana Department of Public Safety and Corrections accounted for 9% and 11% of WCC's revenues in Fiscal 1996 and Fiscal 1995, respectively.

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

     WCC competes with a number of companies domestically and internationally, such as Corrections Corporation of America, Esmor Correctional Services, Inc., Group 4 International Corrections Service, Securicor Group, U.K. Detention Services, Ltd., and United States Corrections Corp. Some of the competitors are larger and have greater resources than WCC. WCC also competes on a localized basis in some markets with small companies that may have better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the correctional business without substantial capital investment or experience. In addition, in most markets WCC competes with governmental agencies that are responsible for the development and management of correctional facilities.

EMPLOYEES

     The Company's principal business is labor intensive, and is affected substantially by the availability of qualified personnel and the cost of labor. As of March 11, 1997, the Company had over 51,000 full and part-time employees, most of whom are security officers and other personnel providing physical security services. The Company has not experienced any material difficulty in employing sufficient numbers of suitable security officers. Security officers and other personnel supplied by the Company to its clients are employees of the Company, even though stationed regularly at a client's premises. A small percentage of the employees of the Company are covered by collective bargaining agreements. Relations with employees have been generally satisfactory. At March 4, 1997, WCC had 3,993 full-time employees and 235 part-time employees. Employees at three of WCC's facilities are unionized.

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

ITEM 2.    PROPERTIES

     The Company relocated its executive offices to The Wackenhut Center, a newly constructed building located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida, in March 1996. The Wackenhut Center contains approximately 93,250 square feet and is leased from P.G.A. Professional Center, Ltd., for an initial term of 15 years, with consecutive options to extend the term of the lease for three additional five year periods. This lease requires annual rental payments in the amount of $1,789,300 with no escalation during the initial 15 year term.

     WCC owns a 66,000 square foot building in Aurora, Colorado, which is operated by WCC as a detention center under a contract with the United States Government and a 35,000 square foot building operated by WCC as a correctional facility under contract with the State of California in McFarland, California. The Company owns a 15,000 square foot warehouse building in Miami, Florida. In addition, the Company owns two buildings in Ecuador and one each in the Dominican Republic, Costa Rica, Puerto Rico and Uruguay that are used for the operations of its foreign subsidiaries in those countries. All other offices of the Company are leased. The aggregate annual rent for all non-cancelable operating leases of office space, automobiles, data processing and other equipment is approximately $9,625,000. The Company owns substantially all uniforms, firearms, and accessories used by its security officers.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     GEORGE R. WACKENHUT is Chairman of the Board and Chief Executive Officer of the Company and has been since its inception. He was President of the Company from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. Mr. Wackenhut is also a director of WCC. Mr. Wackenhut is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge, and the President's Advisory Council for the Small Business Administration, Region IV. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School and the Board of Directors of SSJ Medical Development, Inc., Miami, Florida. Mr. Wackenhut is also a member of the American Society for Industrial Security. He was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela. Mr. Wackenhut received his B.S. degree from the University of Hawaii and his M.Ed. degree from Johns Hopkins University. Mr. Wackenhut is married to Ruth J. Wackenhut, Secretary of the Company. His son, Richard R. Wackenhut, is President and Chief Operating Officer of the Company and also a Director.

     RICHARD R. WACKENHUT is President and Chief Operating Officer of the Company and a member of the Board of Directors and has been since April 26, 1986. Prior to that, Mr. Wackenhut was Senior Vice President of Operations from 1983 to 1986. He was Manager of Physical Security from 1973 to 1974. He also served as Manager, Development at the Company's Headquarters from 1974 to 1976; Area Manager, Columbia, South Carolina, from 1976 to 1977; District Manager, Columbia, South Carolina from 1977 to 1979; Director, Physical Security Division at Corporate Headquarters from 1979 to 1980; Vice President, Operations from 1981 to 1982; and Senior Vice President, Domestic Operations from 1982 to 1983. Mr. Wackenhut is Director of Wackenhut del Ecuador, S.A.; Wackenhut UK Limited; Wackenhut Dominicana, S.A.; and several domestic subsidiaries of the Company, including WCC. He is a member of the St. Thomas University Advisory Board. He is also a member of the American Society for Industrial Security, the International Association of Chiefs of Police and the International Security Management Association. He received his B.A. degree from The Citadel in 1969 and completed the Advanced Management Program of the Harvard University School of Business Administration in 1987. Mr. Wackenhut is the son of George R. Wackenhut, Chairman of the Board and Chief Executive Officer of the Company, and Ruth J. Wackenhut, Secretary of the Company.

     ALAN B. BERNSTEIN is Executive Vice President of the Company and President, North American Operations Group and has been since April 27, 1991. Prior to that, Mr. Bernstein was Senior Vice President, Domestic Operations from 1986 to 1991. He has been employed by the Company since 1976, except for a brief absence during 1982 when he was a partner in a family-owned security alarm business in New York State. Mr. Bernstein has served in the following positions with the Company or its subsidiaries: Vice President of Domestic Operations, 1985; Vice President, Corporate Business Development, 1984; Acting President, Wackenhut Systems Corporation, 1983; Director of Integrated Guard Security, 1981; and Manager of Wackenhut Electronic Systems

Corporation (Miami) from 1976 to 1981. He received his B.S.E.E. degree from the University of Rochester, and an M.B.A. degree from Cornell University.

     FERNANDO CARRIZOSA is Senior Vice President and President, International Operations Group and has been since January 28, 1989. Mr. Carrizosa was Vice President of International Operations Group from January 31, 1988 to January 28, 1989. He joined Wackenhut de Colombia in 1968 as Manager of Investigations. He was promoted to Manager of Human Resources, and then to Assistant to the President in 1974. He moved to Headquarters as a trainee in 1974, and was promoted to Manager of Latin American Operations in 1980, a capacity in which he served until 1983. Mr. Carrizosa also served as Executive Vice President of Wackenhut International, 1983 to 1984 and President of Wackenhut International, 1984 to 1988. He is a Director of several subsidiaries and affiliates of the Company. He received a B.B.A. from Universidad Javeriana in Colombia, and an M.B.A. with honors from Florida International University in 1976.

     ROBERT C. KNEIP is Senior Vice President, Corporate Planning and Development of the Company and has been since 1988. He joined the Company in 1982. Mr. Kneip has held various positions in the Company including Director, Power Generating Services; Director, Contracts Management; Vice President, Contracts Management; and Vice President, Planning and Development. Prior to joining the Company, Mr. Kneip was employed by the Atomic Energy Commission, the Nuclear Regulatory Commission and Dravo Utility Constructors, Inc. He received a B.A. (Honors) from the University of Iowa, and an M.A. and Ph.D. from Tulane University.

     GEORGE C. ZOLEY is Senior Vice President of the Company and Vice Chairman and Chief Executive Officer of the Wackenhut Corrections Corporation. He has served as President and a Director of the Wackenhut Corrections Corporation since it was incorporated in 1988, and Chief Executive Officer since April 1994. Dr. Zoley established Wackenhut Corrections Corporation as a division of The Wackenhut Corporation in 1984, and continues to be a major factor in the Company's development of privatized correctional and detention facilities business. Dr. Zoley has also served as a manager, director and then Vice President of Government Services for Wackenhut Services, Inc. from 1981 through 1988. Prior to joining Wackenhut Services, Inc., Dr. Zoley held various administrative and management positions for city and county governments in South Florida. Dr. Zoley has a Masters and Doctorate Degree in Public Administration.

     JAMES P. ROWAN is Vice President and General Counsel, and Assistant Secretary of the Company. He joined the Company in 1979 as Assistant General Counsel, became Associate General Counsel in 1982 and a Vice President in 1986. He is an attorney admitted to the Bar of the States of Indiana, Iowa and Michigan. He holds degrees of B.S.C. (Accounting) and J.D. (Law) from the University of Iowa, and a C.P.A. from the University of Illinois.

     RUTH J. WACKENHUT is Secretary of the Company and has been since 1958. She is married to George R. Wackenhut, Chairman of the Board and Chief Executive Officer of the Company and her son, Richard R. Wackenhut, is President and Chief Operating Officer of the Company and also a director.

                                    PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     The information required by this Item is incorporated by reference to page 15 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 6.    SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to pages 16 through 17 of the Registrant's 1996 Annual Report to Shareholders,
Exhibit 13.0.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 18 through 23 of the Registrant's 1996 Annual Report to Shareholders,
Exhibit 13.0.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 24 through 36 of the Registrant's 1996 Annual Report to Shareholders,
Exhibit 13.0, except for the Financial Statement Schedule listed in Item 14 (a)
(2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Registrant" and is included in Part I, hereto) is contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 1997 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

             The following consolidated financial statements of the Company, included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 29, 1996 are incorporated by reference in
         Part II, Item 8:

           Consolidated Balance Sheets - December 29, 1996 and December 31, 1995

           Consolidated Statements of Income - Fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995

           Consolidated Statements of Cash Flows - Fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995

           Consolidated Statements of Shareholders' Equity - Fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995

           Notes to Consolidated Financial Statements

              With the exception of the information incorporated by reference from the 1996 Annual Report to Shareholders in Part II, Items 5,6,7,8, and Parts IV of the Form 10-K, the Registrant's 1996 Annual Report to Shareholders is not to be deemed filed as part of this Report.

     2.  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts - Page 20

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

     3.  Exhibits

         The following exhibits are filed as part of this Annual Report:

   EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------
     3.1   Articles of Incorporation as amended (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended
           December 31, 1995)

     3.2 Bylaws currently in effect (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended
           December 31, 1995)

     4.1 Revolving Credit and Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut Corporation, NationsBank of Florida, N.A.
           and Bank of America Illinois, as Lenders, and NationsBank of Florida, N.A., as Agent (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended
           January 1, 1995)

     4.2   Letter dated June 8, 1995 concerning the Revolving Credit and
           Reimbursement Agreement dated January 5, 1995 by and among The
           Wackenhut Corporation, NationsBank of Florida, N.A., and Bank of
           America Illinois, as Lenders, and NationsBank of Florida, N.A., as
           Agent (incorporated by reference to the Registrant's Form 10-K
           Annual Report for the fiscal year ended December 31, 1995)

     4.3   Letter dated August 24, 1995 concerning the Revolving Credit and
           Reimbursement Agreement dated January 5, 1995 by and among The
           Wackenhut Corporation, NationsBank of Florida, N.A., as Agent
           (incorporated by reference to the Registrant's Form 10-K Annual
           Report for the fiscal year ended December 31, 1995)

     4.4   Receivables Purchase Agreement dated as of January 5, 1995 among The
           Wackenhut Corporation, as Seller, Receivables Capital Corporation and Enterprise Funding Corporation, each as a Purchaser, Bank of America National Trust and Savings Association and NationsBank of
           North Carolina, N.A., each as a Managing Agent, and Bank of America
           National Trust and Savings Association, as the Administrative Agent
           (incorporated by reference to the Registrant's Form 10-K Annual
           Report for the fiscal year ended January 1, 1995)

     4.5   First Amendment dated December 15, 1995 to the Receivables Purchase
           Agreement dated as of January 5, 1995 among The Wackenhut
           Corporation, as Seller, Receivables Capital Corporation and
           Enterprise Funding Corporation, each as a Purchaser, Bank of America
           National Trust and Savings Association and NationsBank of North
           Carolina, N.A., each as a Managing Agent, and Bank of America
           National Trust and Savings Association, as the Administrative Agent
           (incorporated by reference to the Registrant's Form 10-K Annual
           Report for the fiscal year ended December 31, 1995)

     4.6 $15 Million Credit Agreement dated as of December 12, 1994 between Wackenhut Corrections Corporation, as Borrower, and Barnett
           Bank of South Florida, N.A., as Lender (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended
           January 1, 1995)

      4.7  Amendment Agreement Number One dated March 7, 1995 to the Revolving
           Credit and Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut Corporation, NationsBank of Florida, N.A. and
           Bank of America Illinois, as Lenders, and NationsBank of Florida,
           N.A. as Agent.

      4.8  Letter dated September 12, 1996 concerning the Receivables Purchase
           Agreement dated as of January 5, 1995 among The Wackenhut
           Corporation, as Seller, Receivables Capital Corporation and
           Enterprise Funding Corporation, each as a Purchaser, Bank of America
           National Trust and Savings Association and NationsBank of North
           Carolina, N.A. each as a Managing Agent, and Bank of America
           National Trust and Savings Association, as the Administrative Agent

      4.9  Amendment Agreement Number Two dated October 28, 1996 to the
           Revolving Credit and Reimbursement Agreement dated January 5, 1995 by and among The Wackenhut Corporation, NationsBank of Florida, N.A.
           and Bank of America Illinois, as Lenders, and NationsBank of Florida, N.A., as Agent

     10.1  Form of Deferred Compensation Agreement for Executive Officers (the
           "Senior Plan"): Alan B. Bernstein, Richard R. Wackenhut, Fernando
           Carrizosa and Robert C. Kneip (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended
           January 2, 1994)

     10.2  Amendments to the Deferred Compensation Agreements for Executive
           Officers (the "Senior Plan"): Alan B. Bernstein, Richard R.
           Wackenhut, Fernando Carrizosa and Robert C. Kneip (incorporated by reference to the Registrant's Form 10-K Annual and Report for the fiscal year ended December 29, 1991)

     10.3  Executive Officer Retirement Plan (incorporated by reference to the
           Registrant's Form 10-K Annual Report for the fiscal year ended
           December 31, 1995)

     10.4  Amended and Restated Split Dollar arrangement with George R. and Ruth
           J. Wackenhut (incorporated by reference to the Registrant's Form 10-K
           Annual Report for the fiscal year ended December 31, 1995)

     10.5  Office Lease dated April 18, 1995 by and between The Wackenhut
           Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071
           (incorporated by reference to the Registrant's Form 10-K Annual
           Report for the fiscal year ended December 31, 1995)

     10.6  First Amendment dated November 3, 1995 to Office Lease dated April
           18, 1995 by and between The Wackenhut Corporation and Daniel S.
           Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.7  $9 Million Promissory Note dated December 21, 1995 between The
           Wackenhut Corporation and ACP-Atrium CG, L.P., a Florida limited partnership (incorporated by reference to the Registrant's Form 10-K
           Annual Report for the fiscal year ended December 31, 1995)

     10.8  Purchase Money Real Estate Mortgage, Assignment and Security
           Agreement dated December 31, 1995 between The Wackenhut Corporation and ACP-Atrium CG, L.P., a Florida limited partnership (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.9  Key Employee Long-Term Incentive Stock Plan dated July
           1991(incorporated by reference to the Registrant's Form 10-K Annual
           Report for the fiscal year ended December 31, 1995)

     10.10 Second Amendment dated August 1, 1996 to Office Lease dated April
           18, 1995 by and between The Wackenhut Corporation and Daniel S.
           Catalfumo, as Trustee under F.S. 689.071

     10.11 Amended Nonemployee Director Stock Option Plan dated October 29, 1996

     13.0 Annual Report to Shareholders for the year ended December 29, 1996, beginning with page 15 (to be deemed filed only to the extent required by the instructions to exhibits for reports on this Form
           10-K)

     21.1  Subsidiaries of The Wackenhut Corporation

     23.1  Consent of Arthur Andersen LLP

     24.1  Powers of Attorney

     27.1  Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        THE WACKENHUT CORPORATION



                        By:  /s/ Juan D. Miyar       Date: March 21, 1997
                             -----------------
                             Juan D. Miyar
                             Vice President
                             Corporate Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                                       TITLE                                   DATE
               ---------                                       -----                                   ----
        /s/ George R. Wackenhut                 Chairman of the Board and Chief Executive         March 21, 1997
-----------------------------------------       Officer (principal executive officer)
          George R. Wackenhut

           /s/ Juan D. Miyar                    Vice President and Corporate Controller           March 21, 1997
-----------------------------------------       (principal accounting officer)
             Juan D. Miyar

      /s/ Julius W. Becton, Jr. *               Director                                          March 12, 1997
-----------------------------------------
         Julius W. Becton, Jr.

                                                Director
-----------------------------------------
         Richard G. Capen, Jr.

         /s/ Anne N. Foreman *                  Director                                          March 12, 1997
-----------------------------------------
            Anne N. Foreman

     /s/ Edward L. Hennessy, Jr. *              Director                                          March 12, 1997
-----------------------------------------
        Edward L. Hennessy, Jr.

          /s/ Paul X. Kelley *                  Director                                          March 14, 1997
-----------------------------------------
             Paul X. Kelley

        /s/ Nancy Clark Reynolds *              Director                                          March 14, 1997
-----------------------------------------
          Nancy Clark Reynolds

                                                Director
-----------------------------------------
          George R. Wackenhut

       /s/ Richard R. Wackenhut *               Director                                          March 12, 1997
-----------------------------------------
          Richard R. Wackenhut

      *By: /s/ James P. Rowan                   Vice President, General Counsel and               March 21, 1997
-----------------------------------------       Assistant Secretary
             James P. Rowan
            Attorney-in-fact

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Wackenhut Corporation's 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed above in Item 14(a)(2) of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
  February 10, 1997.

                                 SCHEDULE II

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

     FOR THE FISCAL YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995 AND
                               JANUARY 1, 1995

                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO     CHARGED    DEDUCTIONS,  BALANCE AT
                                                   BEGINNING     COST  AND     TO OTHER     ACTUAL       END OF
DESCRIPTION                                        OF PERIOD     EXPENSES     ACCOUNTS    CHARGE-OFFS    PERIOD
-----------                                       ----------    ----------    ----------  -----------  ----------
YEAR ENDED DECEMBER  29, 1996:
Allowance for doubtful accounts..................   $  1,268     $  1,362          -        $  (633)     $ 1,997
Valuation allowance - deferred tax asset.........   $    162          -            -        $   (20)     $   142

YEAR ENDED DECEMBER  31, 1995:
Allowance for doubtful accounts..................   $  1,056     $    863      $  (162)     $  (489)     $ 1,268
Valuation allowance - deferred tax asset.........   $    150     $     12          -            -        $   162

YEAR ENDED JANUARY  1, 1995:
Allowance for doubtful accounts..................   $    687     $    508          -        $  (139)     $ 1,056
Valuation allowance - deferred tax asset.........   $  2,632          -            -        $(2,482)     $   150