Form 10-Q
period 1997-03-30
WACKENHUT CORP
filed 1997-05-13
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______


                         Commission file number 1-5450
                                                ------

                           THE WACKENHUT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                   59-0857245
--------------------------------------------------------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)


4200 Wackenhut Drive #100, Palm Beach Gardens, FL                  33410-4243
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

                                Yes [X]  No [ ]

At May 7, 1997, 3,855,582 shares of Series A were issued and outstanding and 10,879,016 shares of Series B of the registrant's Common Stock was outstanding after deducting 87,000 shares held in treasury.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


The following consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended March 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                        MARCH 30, 1997 and MARCH 31, 1996
                      (In thousands except per share data)
                                   (UNAUDITED)

                                                                          1997            1996
                                                                       ---------       ---------
REVENUES                                                               $ 242,134       $ 212,474
                                                                       ---------       ---------

OPERATING EXPENSES:
Payroll and related taxes                                                179,454         153,403
Other operating expenses                                                  58,680          56,258
Provision for relocation costs                                              --               750
                                                                       ---------       ---------
                                                                         238,134         210,411
                                                                       ---------       ---------
OPERATING INCOME                                                           4,000           2,063
                                                                       ---------       ---------
OTHER INCOME (EXPENSE):
Interest expense                                                            (335)           (884)
Interest and investment income                                               912           1,055
                                                                       ---------       ---------
                                                                             577             171
                                                                       ---------       ---------

INCOME BEFORE INCOME TAXES                                                 4,577           2,234

Provision for income taxes                                                 1,709             769
Minority interest, net of income taxes                                     1,309             827
Equity income of foreign affiliates, net of income taxes                    (409)           (307)
                                                                       ---------       ---------

NET INCOME                                                             $   1,968       $     945
                                                                       =========       =========

EARNINGS PER SHARE                                                     $    0.13       $    0.08
                                                                       =========       =========

                 See notes to Consolidated Financial Statements

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 30, 1997 AND DECEMBER 29, 1996
                        (In thousands except share data)


                                                                          1997
                                                                      (Unaudited)        1996
                                                                      -----------      ---------
CURRENT ASSETS:
Cash and cash equivalents                                              $  51,675       $  52,755
Accounts receivable, less allowance for doubtful accounts
 of $2,074 in 1997 and $1,997 in 1996                                    132,927         131,325
Inventories                                                               10,408          10,082
Other                                                                     33,449          26,412
                                                                       ---------       ---------
                                                                         228,459         220,574
                                                                       ---------       ---------
NOTES RECEIVABLE                                                           1,807           1,181
                                                                       ---------       ---------

MARKETABLE SECURITIES of casualty reinsurance subsidiary                  12,615          14,753
                                                                       ---------       ---------
PROPERTY AND EQUIPMENT, at cost                                           49,369          46,726
 Accumulated depreciation                                                (12,873)        (12,184)
                                                                       ---------       ---------
                                                                          36,496          34,542
                                                                       ---------       ---------
OTHER ASSETS:
Investment in and advances to foreign affiliates, at cost                 15,330          13,508
Other                                                                     46,114          39,360
                                                                       ---------       ---------
                                                                          61,444          52,868
                                                                       ---------       ---------
                                                                       $ 340,821       $ 323,918
                                                                       =========       =========

                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 30, 1997 AND DECEMBER 29, 1996
                        (In thousands except share data)

                                                                                        1997
                                                                                     (Unaudited)         1996
                                                                                     -----------      ---------
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $  28,977       $  20,488
Accrued payroll and related taxes                                                        38,895          35,715
Accrued expenses                                                                         18,328          16,295
                                                                                      ---------       ---------
                                                                                         86,200          72,498
                                                                                      ---------       ---------

RESERVES FOR LOSSES of casualty reinsurance subsidiary                                   43,867          43,806
                                                                                      ---------       ---------

LONG-TERM DEBT                                                                            5,485           5,890
                                                                                      ---------       ---------

DEFERRED TAX LIABILITY, NET                                                               1,926           1,165
                                                                                      ---------       ---------

OTHER                                                                                    11,968          11,372
                                                                                      ---------       ---------

MINORITY INTEREST                                                                        42,206          40,958
                                                                                      ---------       ---------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                                              --              --
Common stock, $.10 par value, 50,000,000 shares authorized:
Series A common stock, 3,855,582 issued and outstanding in 1997
  and 3,858,885 in 1996                                                                     386             386
Series B common stock, 10,896,785 issued in 1997 and 10,902,199
  issued in 1996                                                                          1,090           1,090
Additional paid-in capital                                                              120,707         120,703
Retained earnings                                                                        32,362          31,347
Cumulative translation adjustment                                                        (4,099)         (4,128)
Unrealized loss on marketable securities                                                   (177)            (69)
Treasury stock at cost, 87,000 shares of Series B                                        (1,100)         (1,100)
                                                                                      ---------       ---------
                                                                                        149,169         148,229
                                                                                      ---------       ---------
                                                                                      $ 340,821       $ 323,918
                                                                                      =========       =========


                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                 (In thousands)
                                   (UNAUDITED)

                                                                                    1997          1996
                                                                                   ------        ------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
Net Income                                                                        $ 1,968       $   945
Adjustments -
  Depreciation expense                                                              1,436           886
  Amortization expense                                                              2,305         2,554
  Provision for bad debts                                                             136           524
  Equity income, net of dividends                                                    (633)         (419)
  Minority interests in net income                                                  2,078         1,221
  Other                                                                              (365)          460
Changes in assets and liabilities, net of acquisitions and divestitures -
(Increase) decrease in assets:
  Accounts receivable                                                              (2,140)       (6,875)
  Inventories                                                                      (1,601)       (1,081)
  Other current assets                                                             (4,884)          746
  Marketable securities                                                               (31)          (36)
  Other assets                                                                     (4,450)        5,600
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                             7,367           325
  Accrued payroll and related taxes                                                 3,180        (3,376)
  Deferred tax liability, net                                                         928          (117)
  Reserve for losses of casualty reinsurance subsidiary                                61         1,969
  Other                                                                               596           324
                                                                                   ------        ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           5,951         3,650
                                                                                   ------        ------



                                  (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                                 (In thousands)
                                   (UNAUDITED)

                                   (Continued)

                                                                                      1997           1996
                                                                                    --------       --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Net proceeds from public offering of subsidiary's common stock                     $   --         $ 51,776
 Proceeds from exercise of stock options of subsidiary                                   197            174
 Payments for acquisitions                                                              --          (13,703)
 Investment in and advances to foreign affiliates                                       (977)          (454)
 Capital expenditures                                                                 (2,905)        (2,383)
 Proceeds from sales (payments for purchases) of marketable securities of
   casualty reinsurance subsidiary, net                                                1,970         (8,991)
 Deferred charge expenditures                                                         (3,819)        (1,115)
                                                                                    --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (5,534)        25,304
                                                                                    --------       --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                                                --              268
 Purchase and cancellation of corporation's common stock                                (139)          --
 Proceeds from issuance of debt                                                         --            8,783
 Payments on debt                                                                       (405)            (2)
 Proceeds from sales of accounts receivable                                             --           10,000
 Dividends paid                                                                         (953)          (798)
                                                                                    --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (1,497)        18,251
                                                                                    --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,080)        47,205
Cash and Cash Equivalents, at beginning of period                                     52,755         20,185
                                                                                    --------       --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                         $ 51,675       $ 67,390
                                                                                    ========       ========

SUPPLEMENTAL DISCLOSURES

CASH PAID DURING THE PERIOD FOR:
Interest                                                                            $    470       $    987
Income taxes                                                                        $    102       $     45

                     See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2. ACCOUNTS RECEIVABLE

The Corporation has entered into a three year agreement expiring in January 1998 with two financial institutions to sell, on an on-going basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $35,000,000. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest Expense" in the Consolidated Statements of Income. At March 30, 1997 and December 29, 1996, there were no accounts receivable sold under this agreement.

3. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                                 MARCH 30,  December 29,
                                                                   1997        1996
                                                                 ---------  ------------
Revolving loans - 6.3% in 1997 and 6.1% in 1996                   $2,600      $2,800
Other debt principally related to WCC and international
  subsidiaries                                                     2,885       3,090
                                                                  ------      ------
                                                                  $5,485      $5,890
                                                                  ======      ======

4. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of foreign affiliates approximated $6,385,000 and $5,540,000 at March 30, 1997 and December 29, 1996, respectively, and is included in "Investment in and advances to foreign affiliates" in the accompanying consolidated balance sheets.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following is a summary of condensed unaudited financial information pertaining to foreign affiliates (in thousands):

                                          MARCH 30,
                                            1997
                                          ---------
        Current assets                    $ 59,041
        Noncurrent assets                   16,965
        Current liabilities                 39,525
        Noncurrent liabilities              12,054
        Revenues                            42,759
        Operating income                     3,147
        Net income before taxes              2,262


5. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997. The computation under SFAS No. 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock.

The basic and diluted earnings per share computed according to SFAS No. 128 for the quarters ended March 30, 1997 and March 31, 1996 do not differ from the primary earnings per share reported on the accompanying consolidated statements of income.

6. SUBSEQUENT EVENT

On May 2, 1997, subsequent to the end of the First Quarter of 1997, the Corporation purchased the assets of the Jim King Companies for approximately $10.6 million in cash, 69,231 shares of Wackenhut Series B common stock and assumed approximately $4.2 million in liabilities. The 69,231 shares were issued at a per share price of $14.30 and increased outstanding Wackenhut Series B common stock to 10,879,016 shares as of May 2, 1997.

7. BUSINESS SEGMENTS

SECURITY-RELATED AND OTHER SUPPORT SERVICES AND CORRECTIONAL SERVICES

The Corporation's principal business consists of security-related and other support services to commercial and governmental clients. In the third quarter of 1996, the Corporation entered into the professional employer business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary. The financial information related to Oasis Outsourcing, Inc. is insignificant and has been included in "Security-related and other support services". Wackenhut Corrections Corporation, a subsidiary of the Corporation, provides facility management and construction services to detention and correctional facilities. Provided below is various financial information for each segment:

                                                                   THIRTEEN WEEKS ENDED
                                                                   --------------------
(THOUSANDS OF DOLLARS)                                         MARCH 30, 1997  MARCH 31, 1996
                                                               --------------  --------------
REVENUES:
     Security-related and other support services                  $200,907      $ 183,040
     Correctional services                                          41,227         29,434
                                                                  --------      ---------
          Total revenues                                          $242,134      $ 212,474
                                                                  --------      ---------

OPERATING INCOME:
     Security-related and other support services                  $    728      $   1,094
     Correctional services                                           3,272          1,719
     Provision for relocation costs                                   --             (750)
                                                                  --------      ---------
          Total operating income                                  $  4,000      $   2,063
                                                                  --------      ---------

EQUITY INCOME OF AFFILIATES, NET OF TAXES:
     Security-related and other support services                  $    163      $     265
     Correctional services                                             246             42
                                                                  --------      ---------
          Total equity income                                     $    409      $     307
                                                                  --------      ---------

CAPITAL EXPENDITURES:
     Security-related and other support services                  $    633      $   1,848
     Correctional services                                           2,272            535
                                                                  --------      ---------
          Total capital expenditures                              $  2,905      $   2,383
                                                                  --------      ---------

DEPRECIATION AND AMORTIZATION EXPENSE:
     Security-related and other support services                  $  2,593      $   2,604
     Correctional services                                           1,148            836
                                                                  --------      ---------
          Total expenses                                          $  3,741      $   3,440
                                                                  --------      ---------

IDENTIFIABLE ASSETS AT MARCH 30, 1997 AND
 DECEMBER 29, 1996:
     Security-related and other support services                  $229,915      $ 217,107
     Correctional services                                         110,906        106,811
                                                                  --------      ---------
          Total identifiable assets                               $340,821      $ 323,918
                                                                  --------      ---------


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

                                                                THIRTEEN WEEKS ENDED
                                                                --------------------
(THOUSANDS OF DOLLARS)                                    MARCH 30, 1997  MARCH 31, 1996
                                                          --------------  --------------
REVENUES:
     Domestic operations                                     $201,980      $ 177,258
     International operations                                  40,154         35,216
                                                             --------      ---------
          Total revenues                                     $242,134      $ 212,474
                                                             --------      ---------

OPERATING INCOME:
     Domestic operations                                     $  3,157      $   2,312
     International operations                                     843            501
     Provision for relocation costs                              --             (750)
                                                             --------      ---------
          Total operating income                             $  4,000      $   2,063
                                                             --------      ---------

EQUITY INCOME OF AFFILIATES, NET OF TAXES:
     Domestic operations                                     $   --        $    --
     International operations                                     409            307
                                                             --------      ---------
          Total equity income                                $    409      $     307
                                                             --------      ---------

CAPITAL EXPENDITURES:
     Domestic operations                                     $  2,734      $   2,200
     International operations                                     171            183
                                                             --------      ---------
          Total capital expenditures                         $  2,905      $   2,383
                                                             --------      ---------

DEPRECIATION AND AMORTIZATION EXPENSE:
     Domestic operations                                     $  2,620      $   2,650
     International operations                                   1,121            790
                                                             --------      ---------
          Total expenses                                     $  3,741      $   3,440
                                                             --------      ---------

IDENTIFIABLE ASSETS AT MARCH 30, 1997 AND
 DECEMBER 29, 1996:
     Domestic operations                                     $310,123      $ 294,066
     International operations                                  30,698         29,852
                                                             --------      ---------
          Total identifiable assets                          $340,821      $ 323,918
                                                             --------      ---------

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation provides security-related and other support services through the Services Business and correctional services through the Correctional Business. Through the Services Business, the Corporation provides physical security services, food services, and other related services to commercial and governmental customers. Through the Correctional Business, the Corporation provides correctional and detention facility design, development and management services to government agencies. The Services Business is managed through two operating groups: the North American Operations Group and the International Operations Group. The Correctional Business is operated through the Corporation's 55%-owned Wackenhut Corrections Corporation subsidiary ("WCC"). The Correctional Business includes the Australian subsidiary and United Kingdom affiliate of WCC. In the third quarter of 1996, the Corporation entered into the professional employer organization ("PEO") business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary. As of the First Quarter of 1997, Oasis had approximately 1,000 employees under contract.

FINANCIAL CONDITION

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 for further discussion and analysis of information pertaining to the Corporation's financial condition.

RESULTS OF OPERATIONS

The table below summarizes the Corporation's results of operations by the Corporation's two business segments by organizational group. The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.


                                                                     (In thousands)
                                                         --------------------------------------
                                                          FIRST             %          First
                                                         QUARTER          Change      Quarter
                                                          1997           vs. 1996      1996
                                                         -------         --------     -------
REVENUES
 SERVICES BUSINESS
   North American Operations Group                      $ 168,345           7.8     $ 156,152
   International Operations Group                          28,671          12.8        25,413
   Other                                                    3,891         163.8         1,475
                                                        ---------                   ---------
                                                          200,907           9.8       183,040
CORRECTIONAL BUSINESS
   Wackenhut Corrections Corporation                       41,227          40.1        29,434
                                                        ---------                   ---------
                                                        $ 242,134          14.0     $ 212,474
                                                        =========                   =========
OPERATING INCOME
 SERVICES BUSINESS
   North America Operations Group                       $   4,611          20.2     $   3,835
   International Operations Group                             110          74.6            63
   Corporate Expenses and Underwriting Losses              (3,993)         42.4        (2,804)
                                                        ---------                   ---------
                                                              728         (33.5)        1,094
CORRECTIONAL BUSINESS
   Wackenhut Corrections Corporation                        3,272          90.3         1,719
   Provision for Relocation Costs                            --            --            (750)
                                                        ---------                   ---------
                                                        $   4,000          93.9     $   2,063
                                                        =========                   =========


COMPARISON OF THIRTEEN WEEKS ENDED MARCH 30, 1997 AND THIRTEEN WEEKS ENDED MARCH 31, 1996

REVENUES

Consolidated revenues increased 14.0% to $242.1 million in the thirteen weeks ended March 30, 1997 (the "First Quarter of 1997") from $212.5 million in the thirteen weeks ended March 31, 1996 (the "First Quarter of 1996").

SERVICES BUSINESS

Services Business revenues increased 9.8% to $200.9 million in the First Quarter of 1997 from $183.0 million in the First Quarter of 1996.

NORTH AMERICAN OPERATIONS GROUP. Revenues of the North American Operations Group increased 7.8% to $168.3 million in the First Quarter of 1997 from $156.2 million in the First Quarter of 1996. The Security Services Division of the North American Operations Group continued to increase its revenue base due principally to an increase of approximately 500,000 billable hours over the same quarter last year, which was principally attributable to the emphasis in its national accounts program. In addition, the Custom Protection Officer(R) business revenues increased 32.6% to $22.8 million during the First Quarter of 1997 compared to $17.2 million from the First Quarter of 1996. Revenues of the Food Services Division increased 22.1% to $19.3 million in the First Quarter of 1997 from $15.8 million in the First Quarter of 1996, and revenues of the Nuclear Division increased slightly to $14.3 million in the First Quarter of 1997 from $13.8 million in the First Quarter of 1996. However, revenues of the WSI Division decreased 11.9% to $30.3 million in the First Quarter of 1997 from $34.4 million in the First Quarter of 1996, due principally to reductions in government funding at U.S. Department of Energy facilities and the loss of the Strategic Petroleum Reserve contract with DynMcDermott. Management believes this reduction in funding will continue to affect Wackenhut Services, Inc.'s revenues and operating income.

INTERNATIONAL OPERATIONS GROUP. International Operations Group revenues increased 12.8% to $28.7 million in the First Quarter of 1997 from $25.4 million in the First Quarter of 1996. The European Division revenues increased 31.8% to $5.8 million in the First Quarter of 1997 from $4.4 million in the First Quarter of 1996. The American Division revenues increased 8.6% to $15.1 million in the First Quarter of 1997 from $13.9 million in the First Quarter of 1996. Revenues of Wackenhut of Australia Pty., Ltd. increased slightly to $4.0 million in the First Quarter of 1997 from $3.8 million in the First Quarter of 1996.

CORRECTIONAL BUSINESS

Correctional Business revenues increased 40.1% to $41.2 million in the First Quarter of 1997 from $29.4 million in the First Quarter of 1996. During the First Quarter of 1997, WCC opened 5 new facilities and increased the number of compensated resident days to 1,071,000 from 749,000 during the First Quarter of 1996.

OPERATING INCOME

Consolidated operating income increased 93.9% to $4.0 million in the First Quarter of 1997. Operating income of $2.1 million for the First Quarter of 1996 included a provision of $750,000 for relocation costs.

SERVICES BUSINESS

Operating income from the Services Business decreased 33.5% to $728,000 in the First Quarter of 1997 from $1.1 million in the First Quarter of 1996. The decrease in operating income is largely due to an operating loss by Oasis Outsourcing, Inc. of $333,000. Oasis Outsourcing, Inc. is a majority owned subsidiary which began operations in the third quarter of 1996.

NORTH AMERICAN OPERATIONS GROUP. The operating income of the North American Operations Group increased 20.2% to $4.6 million in the First Quarter of 1997 from $3.8 million in the First Quarter of 1996. Security Services Division operating income increased 16.0% to $2.9 million in the First Quarter of 1997 from $2.5 million in the First Quarter of 1996 due to consistent increases in billable hours and stable profit margins on increased revenues. WSI Division operating income decreased 16.7% to $1.0 million in the First Quarter of 1997 from $1.2 million in the First Quarter of 1996 due to declining revenue.

INTERNATIONAL OPERATIONS GROUP. International Operations Group operating income increased slightly to $110,000 in the First Quarter of 1997. Wackenhut of Australia Pty., Ltd. had an operating loss of $514,000 in the First Quarter of 1997 compared to an operating loss of $500,000 in the First Quarter of 1996. Wackenhut of Australia Pty., Ltd. is expected to generate operating losses throughout fiscal 1997, and management continues to monitor the operations of this subsidiary closely; management is also evaluating the book value of goodwill amounting to $3,018,000 for the purchase of security service contracts by Wackenhut of Australia Pty., Ltd. in 1995, and is considering several alternatives in relation to its operations.

CORPORATE EXPENSES AND UNDERWRITING LOSSES

Corporate expenses and underwriting losses increased 42.4% to $4.0 million in the First Quarter of 1997 from $2.8 million in the First Quarter of 1996, excluding relocation costs of $750,000 in 1996.

During the First Quarter of 1997, the corporation deferred additional costs related to the development of information systems. Approximately $5.4 million of costs related to systems development has been deferred as of March 30, 1997. Management continues to evaluate the costs of these projects on a regular basis.

CORRECTIONAL BUSINESS

WCC's operating income increased by 90.3% to $3.3 million in the First Quarter of 1997 from $1.7 million in the First Quarter of 1996, reflecting the increase in compensated resident days.

OTHER INCOME/EXPENSE

Other income was $577,000 in the First Quarter of 1997 compared to other income of $171,000 for the comparable period in 1996. Interest and investment income decreased to $912,000 in the First Quarter of 1997 from $1.1 million in the First Quarter of 1996. Interest expense decreased by $549,000 during the same period compared to the First Quarter of 1996 due principally to decreases in the level of corporate bank borrowings and fees incurred under the accounts receivable securitization facility.

INCOME BEFORE INCOME TAXES

Income before income taxes, which included a $750,000 provision for relocation costs in 1996, increased 104.9% to $4.6 million in the First Quarter of 1997 from $2.2 million in the First Quarter of 1996.

The combined federal and state effective income tax rate was 37.0% for the First Quarter of 1997 and 36.0% for the same period in 1996. The higher effective rate in the First Quarter of 1997 was due to a smaller benefit from permanent differences relative to increased taxable income.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased to $1.3 million in the First Quarter of 1997 from $827,000 in the First Quarter of 1996, reflecting principally the increase in earnings of and the public ownership in WCC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased to $409,000 in the First Quarter of 1997 from $307,000 in the First Quarter of 1996, primarily resulting from increased earnings of the joint venture of WCC in the United Kingdom.

NET INCOME

Net income increased to $1,968,000 in the First Quarter of 1997, or $0.13 per share, compared to $945,000 or $0.08 per share for the First Quarter of 1996.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   ------------------------------------------

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 2.  CHANGES IN SECURITIES
------------------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION
--------------------------

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a).  Exhibits -

         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

         The Corporation did not file a Form 8-K during the first quarter of 1997.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   ------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirteen weeks ended March 30, 1997 to be signed on its behalf by the undersigned hereunto duly authorized.




                                        THE WACKENHUT CORPORATION



DATE:   May 13, 1997                      /s/ JUAN D. MIYAR
                                        ---------------------------------------
                                        Juan D. Miyar, Duly Authorized Officer
                                        and Vice President Corporate Controller