Form 10-Q
period 1997-06-29
WACKENHUT CORP
filed 1997-08-12
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 29, 1997

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

                                 Yes [X]  No [ ]

At August 1, 1997, 3,855,582 shares of Series A were issued and outstanding and 10,879,016 shares of Series B of the registrant's Common Stock was outstanding after deducting 87,000 shares held in treasury.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following consolidated financial statements of The Wackenhut Corporation and subsidiaries ("Corporation") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended June 29, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                        JUNE 29, 1997 AND JUNE 30, 1996
                      (In thousands except per share data)
                                  (UNAUDITED)



                                                                 1997           1996
                                                              ---------       ---------
REVENUES                                                      $ 273,592       $ 222,904
                                                              ---------       ---------

OPERATING EXPENSES:
Payroll and related taxes                                       200,915         163,281
Other operating expenses                                         65,904          54,353
Depreciation expense                                              1,363             984
Amortization of intangible assets                                   501             565
                                                              ---------       ---------
                                                                268,683         219,183
                                                              ---------       ---------
OPERATING INCOME                                                  4,909           3,721
                                                              ---------       ---------
OTHER INCOME (EXPENSE):
Interest expense                                                   (618)           (979)
Interest and investment income                                    1,002           1,110
                                                              ---------       ---------
                                                                    384             131
                                                              ---------       ---------

INCOME BEFORE INCOME TAXES                                        5,293           3,852

Provision for income taxes                                        1,987           1,422
Minority interest, net of income taxes                            1,319             923
Equity income of foreign affiliates, net of income taxes           (521)           (400)
                                                              ---------       ---------
NET INCOME                                                    $   2,508       $   1,907
                                                              =========       =========
EARNINGS PER SHARE                                            $    0.17       $    0.15
                                                              =========       =========



                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE TWENTY-SIX WEEKS ENDED
                        JUNE 29, 1997 AND JUNE 30, 1996
                      (In thousands except per share data)
                                  (UNAUDITED)

                                                                 1997             1996
                                                              ---------       ---------
REVENUES                                                      $ 515,726       $ 435,378
                                                              ---------       ---------

OPERATING EXPENSES:
Payroll and related taxes                                       380,369         316,684
Other operating expenses                                        122,707         109,176
Depreciation expense                                              2,799           1,870
Amortization of intangibles assets                                  942           1,114
Provision for relocation costs                                     --               750
                                                              ---------       ---------
                                                                506,817         429,594
                                                              ---------       ---------

OPERATING INCOME                                                  8,909           5,784
                                                              ---------       ---------
OTHER INCOME (EXPENSE):
Interest expense                                                   (953)         (1,863)
Interest and investment income                                    1,914           2,165
                                                              ---------       ---------
                                                                    961             302
                                                              ---------       ---------

INCOME BEFORE INCOME TAXES                                        9,870           6,086

Provision for income taxes                                        3,695           2,191
Minority interest, net of income taxes                            2,628           1,750
Equity income of foreign affiliates, net of income taxes           (930)           (707)
                                                              ---------       ---------
NET INCOME                                                    $   4,477       $   2,852
                                                              =========       =========
EARNINGS PER SHARE                                            $    0.30       $    0.23
                                                              =========       =========


                See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 29, 1997 AND DECEMBER 29, 1996
                      (In thousands except per share data)



                                                                  1997           1996
                                                               ---------       ---------
                                                              (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                      $  31,267       $  52,755
Accounts receivable, less allowance for doubtful accounts
   of $2,496 in 1997 and $1,997 in 1996                          142,571         131,325
Inventories                                                       10,286          10,082
Other                                                             27,213          26,412
                                                               ---------       ---------
                                                                 211,337         220,574
                                                               ---------       ---------
NOTES RECEIVABLE                                                   1,388           1,181
                                                               ---------       ---------

MARKETABLE SECURITIES of casualty reinsurance subsidiary          16,797          14,753
                                                               ---------       ---------


PROPERTY AND EQUIPMENT, at cost                                   59,387          46,726
   Accumulated depreciation                                      (13,913)        (12,184)
                                                               ---------       ---------
                                                                  45,474          34,542
                                                               ---------       ---------
OTHER ASSETS:
Investment in and advances to foreign affiliates, at cost         17,177          13,508
Other                                                             57,264          39,360
                                                               ---------       ---------
                                                                  74,441          52,868
                                                               ---------       ---------
                                                               $ 349,437       $ 323,918
                                                               =========       =========


                                  (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     JUNE 29, 1997 AND DECEMBER 29, 1996
                        (In thousands except share data)
                                  (Continued)


                                                                        1997            1996
                                                                     ---------       ---------
                                                                    (Unaudited)
             LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                                                     $  26,701       $  20,488
Accrued payroll and related taxes                                       40,706          35,715
Accrued expenses                                                        18,645          16,295
                                                                     ---------       ---------
                                                                        86,052          72,498
                                                                     ---------       ---------
RESERVES FOR LOSSES of casualty reinsurance subsidiary                  44,688          43,806
                                                                     ---------       ---------
LONG-TERM DEBT                                                           7,630           5,890
                                                                     ---------       ---------
DEFERRED TAX LIABILITY, NET                                              2,049           1,165
                                                                     ---------       ---------
OTHER                                                                   14,566          11,372
                                                                     ---------       ---------
MINORITY INTEREST                                                       43,404          40,958
                                                                     ---------       ---------
SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                             --              --
Common stock, $.10 par value, 50,000,000 shares authorized:
Series A common stock, 3,855,582 issued and outstanding in 1997
  and 3,858,885 in 1996                                                    386             386
Series B common stock, 10,966,016 issued in 1997 and
  10,902,199 issued in 1996                                              1,097           1,090
Additional paid-in capital                                             121,708         120,703
Retained earnings                                                       33,913          31,347
Cumulative translation adjustment                                       (4,837)         (4,128)
Unrealized loss on marketable securities                                  (119)            (69)
Treasury stock at cost, 87,000 shares of Series B                       (1,100)         (1,100)
                                                                     ---------       ---------
                                                                       151,048         148,229
                                                                     ---------       ---------
                                                                     $ 349,437       $ 323,918
                                                                     =========       =========



                 See notes to Consolidated Financial Statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                 (In thousands)
                                  (UNAUDITED)

                                                                                 1997           1996
                                                                               --------       --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income                                                                     $  4,477       $  2,852
Adjustments -
  Depreciation expense                                                            2,799          1,870
  Amortization of intangible assets                                                 942          1,114
  Other amortization expense                                                      4,114          5,439
  Provision for bad debts                                                           563            766
  Equity income, net of dividends                                                (1,385)          (963)
  Minority interests in net income                                                4,171          2,662
  Other                                                                            (925)          (109)
Changes in assets and liabilities, net of acquisitions and divestitures -
(Increase) decrease in assets:
    Accounts receivable                                                          (8,138)       (11,062)
    Inventories                                                                  (2,801)        (1,767)
    Other current assets                                                          2,176         (3,243)
    Marketable securities                                                            28            (12)
    Other assets                                                                   (254)        (1,543)
    Deferred tax asset, net                                                          91          4,967
Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                         2,880         (3,739)
    Accrued payroll and related taxes                                             3,772            623
    Deferred tax liability, net                                                   1,051           (117)
    Reserve for losses of casualty reinsurance subsidiary                           882          1,425
    Other long term liabilities                                                   2,274           (444)
                                                                               --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              16,717         (1,281)
                                                                               --------       --------



                                   (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                 (In thousands)
                                   (UNAUDITED)
                                   (Continued)

                                                                                  1997            1996
                                                                                --------       --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Net proceeds from public offering of subsidiary's common stock                $   --         $ 51,606
  Proceeds from exercise of stock options of subsidiary                              412            320
  Payments for acquisitions, net of cash acquired                                (10,349)       (13,703)
  Investment in and advances to foreign affiliates                                (2,148)           349
  Capital expenditures                                                           (12,871)        (4,615)
  Proceeds from sales (payments for purchases) of marketable securities of
    casualty reinsurance subsidiary, net                                          (1,595)        (7,980)
  Deferred charge expenditures                                                    (9,779)        (2,482)
                                                                                --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (36,330)        23,495
                                                                                --------       --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from public offering of the Corporation's common stock               --           54,166
  Proceeds from exercise of stock options                                           --              779
  Purchase and cancellation of Corporation's common stock                           (139)          --
  Proceeds from issuance of debt                                                   2,149          9,871
  Payments on debt                                                                (1,974)        (8,388)
  Proceeds from sales of accounts receivable                                        --          (33,000)
  Dividends paid                                                                  (1,911)        (1,590)
                                                                                --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (1,875)        21,838
                                                                                --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (21,488)        44,052
Cash and Cash Equivalents, at beginning of period                                 52,755         20,185
                                                                                --------       --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                     $ 31,267       $ 64,237
                                                                                ========       ========
SUPPLEMENTAL DISCLOSURES

CASH PAID DURING THE PERIOD FOR:
Interest                                                                        $    932       $  1,939
Income taxes                                                                    $  2,179       $    131



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

2. ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

On occasion the Corporation enters into interest rate swap agreements to reduce the interest rate exposure associated with a portion of its variable rate indebtedness. The Corporation does not utilize derivative financial instruments for trading or other speculative purposes. The accounting policy for these derivative financial instruments, which are designated as hedges of its interest rate risk, follows -

- Interest rate swap - Interest rate swap agreements modify the interest characteristics of the Corporation's variable rate indebtedness by synthetically converting a portion of the indebtedness to fixed rate. Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accounts receivable or accrued expenses. The fair market value of the swap agreement is not reflected in the financial statements.

Derivative financial instruments terminated at a loss (gain) prior to maturity are (credited) charged to interest expense over the remaining original life of the derivative financial instrument.

3. ACCOUNTS RECEIVABLE

The Corporation has entered into a three year agreement expiring in January 1998 with two financial institutions to sell, on an on-going basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $35,000,000. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest Expense" in the Consolidated Statements of Income. At June 29, 1997 and December 29, 1996, there were no accounts receivable sold under this agreement.

4. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):



                                                               JUNE 29,    December 29,
                                                                 1997          1996
                                                               --------    ------------
Revolving loans - 6.3% in 1997 and 6.1% in 1996                 $4,200        $2,800

Other debt principally related to WHC and
  international subsidiaries                                     3,430         3,090
                                                                ------        ------
                                                                $7,630        $5,890
                                                                ======        ======


Wackenhut Corrections Corporation, a majority-owned subsidiary of the Corporation, is listed on the NYSE as "WHC."

5. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of foreign affiliates approximated $7,061,000 and $5,540,000 at June 29, 1997 and December 29, 1996, respectively, and is included in "Investment in and advances to foreign affiliates" in the accompanying consolidated balance sheets.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following is a summary of condensed unaudited financial information pertaining to foreign affiliates (in thousands):


                                                      JUNE 29,
                                                        1997
                                                      --------
               Current assets                         $49,921
               Noncurrent assets                       27,123
               Current liabilities                     39,749
               Noncurrent liabilities                  13,954
               Revenues                                90,840
               Operating income                         6,719
               Net income before taxes                  5,714


6. EARNINGS PER SHARE

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

The pro forma basic and diluted earnings per share computed according to SFAS No. 128 are as follows:


                                          Pro forma
                                     Thirteen Weeks Ended
                                  -----------------------------
                                  June 29, 1997   June 30, 1996
                                  -------------   -------------
Basic earnings per share            $   0.17       $   0.15
Diluted earnings per share              0.17           0.14



                                           Pro forma
                                     Twenty-six Weeks Ended
                                  -----------------------------
                                  June 29, 1997   June 30, 1996
                                  -------------   -------------
Basic earnings per share            $   0.30       $   0.23
Diluted earnings per share              0.30           0.23

7. BUSINESS SEGMENTS

SECURITY-RELATED AND OTHER SUPPORT SERVICES AND CORRECTIONAL SERVICES

The Corporation's principal business consists of security-related and other support services to commercial and governmental clients. In the third quarter of 1996, the Corporation entered into the professional employer organization ("PEO") and temporary staffing businesses by establishing the Staffing Services Group. The financial information related to Staffing Services Group is not material and has been included in "Security-related and other support services". Wackenhut Corrections Corporation, a subsidiary of the Corporation, provides facility management and construction services to detention and correctional facilities. Provided below is various financial information for each segment:


                                                                      TWENTY-SIX WEEKS ENDED
                                                                --------------------------------
(thousands of dollars)                                          JUNE 29, 1997      JUNE 30, 1996
                                                                -------------      -------------
REVENUES:
         Security-related and other support services              $ 422,990          $ 372,528
         Correctional services                                       92,736             62,850
                                                                  ---------          ---------
                  Total revenues                                  $ 515,726          $ 435,378
                                                                  ---------          ---------

OPERATING INCOME:
         Security-related and other support services              $   1,848          $   2,902
         Correctional services                                        7,061              3,632
         Provision for relocation costs                                --                 (750)
                                                                  ---------          ---------
                  Total operating income                          $   8,909          $   5,784
                                                                  ---------          ---------

EQUITY INCOME OF AFFILIATES, NET OF TAXES:
         Security-related and other support services              $     433          $     525
         Correctional services                                          497                182
                                                                  ---------          ---------
                  Total equity income                             $     930          $     707
                                                                  ---------          ---------

CAPITAL EXPENDITURES:
         Security-related and other support services              $   1,817          $   3,508
         Correctional services                                       11,054              1,107
                                                                  ---------          ---------
                  Total capital expenditures                      $  12,871          $   4,615
                                                                  ---------          ---------

DEPRECIATION AND AMORTIZATION EXPENSE:
         Security-related and other support services              $   5,197          $   6,817
         Correctional services                                        2,658              1,606
                                                                  ---------          ---------
                  Total expenses                                  $   7,855          $   8,423
                                                                  ---------          ---------

IDENTIFIABLE ASSETS AT JUNE 29, 1997 AND
  DECEMBER 29, 1996:
         Security-related and other support services              $ 232,133          $ 217,107
         Correctional services                                      117,304            106,811
                                                                  ---------          ---------
                  Total identifiable assets                       $ 349,437          $ 323,918
                                                                  ---------          ---------

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


                                                          TWENTY-SIX WEEKS ENDED
                                                       ----------------------------
(thousands of dollars)                                 JUNE 29, 1997  JUNE 30, 1996
                                                       -------------  -------------
REVENUES:
        Domestic operations                              $ 432,287      $ 365,765
        International operations                            83,439         69,613
                                                         ---------      ---------
             Total revenues                              $ 515,726      $ 435,378
                                                         ---------      ---------

OPERATING INCOME:
        Domestic operations                              $   7,534      $   6,140
        International operations                             1,375            394
        Provision for relocation costs                        --             (750)
                                                         ---------      ---------
             Total operating income                      $   8,909      $   5,784
                                                         ---------      ---------

EQUITY INCOME OF AFFILIATES, NET OF TAXES:
        Domestic operations                              $    --        $    --
        International operations                               930            707
                                                         ---------      ---------
             Total equity income                         $     930      $     707
                                                         ---------      ---------

CAPITAL EXPENDITURES:
        Domestic operations                              $  10,569      $   3,644
        International operations                             2,302            971
                                                         ---------      ---------
             Total capital expenditures                  $  12,871      $   4,615
                                                         ---------      ---------

DEPRECIATION AND AMORTIZATION EXPENSE:
        Domestic operations                              $   5,651      $   4,782
        International operations                             2,204          3,641
                                                         ---------      ---------
             Total expenses                              $   7,855      $   8,423
                                                         ---------      ---------

IDENTIFIABLE ASSETS AT JUNE 29, 1997 AND
  DECEMBER 29, 1996:
        Domestic operations                              $ 278,425      $ 263,044
        International operations                            71,012         60,874
                                                         ---------      ---------
             Total identifiable assets                   $ 349,437      $ 323,918
                                                         ---------      ---------


8. FINANCING INSTRUMENTS

In June 1997, WHC entered into a $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $10 million for the issuance of standby letters of credit. As of August 1, 1997, no amounts were outstanding under this facility.

In June 1997, WHC also entered into an $80 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As of August 1, 1997, approximately $16 million of properties were under development.

9. SUBSEQUENT EVENT

On July 18, 1997, Atlantic Shores Healthcare, Inc. a wholly-owned subsidiary of Wackenhut Corrections Corporation completed the purchase of an 86-bed psychiatric hospital in Fort Lauderdale, Florida for $6 million in cash. The hospital has been renamed Atlantic Shores Hospital.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation provides security-related and other support services through the Services Business, correctional services through the Correctional Business and temporary employment and employee leasing through Staffing Services. Through the Services Business, the Corporation provides physical security services, food services, and other related services to commercial and governmental customers. Through the Correctional Business, the Corporation provides correctional and detention facility design, development and management services to government agencies. The Services Business is managed through two operating groups: the North American Operations Group and the International Operations Group. The Correctional Business is operated through the Corporation's 55%-owned Wackenhut Corrections Corporation subsidiary. The Correctional Business includes the Australian subsidiary and United Kingdom affiliate of WHC. In the third quarter of 1996, the Corporation entered into the temporary employment and PEO business. Staffing Services is operated through Wackenhut Resources, Inc., a wholly-owned subsidiary of the Corporation.

FINANCIAL CONDITION

In May 1997, the Corporation purchased the King Companies in Jacksonville, Florida, for approximately $11.5 million in cash and shares of Wackenhut series B (non-voting) common stock. The King Companies operate PEO and temporary employment businesses.

On March 14, 1997, WHC unconditionally agreed to guarantee the obligations of First Security Bank, National Association, as Owner Trustee under the Promissory Note and Trust arrangement disclosed in Note 8 of the Notes to Consolidated Financial Statements. As of August 1, 1997, approximately $5 million had been advanced by NationsBank to the Trust.

In June 1997, WHC also entered into an $80 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, WHC unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of August 1, 1997, approximately $16 million of properties were under development.

In June 1997, WHC entered into a $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $10 million for the issuance of standby letters of credit. As of August 1, 1997, no amounts were outstanding under this facility.

In June 1997, WHC purchased the Queens Private Correctional Facility, a 66,000 square foot building currently being used by WHC as a 200-bed federal detention facility, for $6.6 million. WHC also has invested another $5.5 million to renovate the building.

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 for further discussion and analysis of information pertaining to the Corporation's financial condition.

RESULTS OF OPERATIONS

COMPARISON OF THIRTEEN WEEKS ENDED JUNE 29, 1997 AND THIRTEEN WEEKS ENDED JUNE 30, 1996

The table below summarizes the Corporation's results of operations for the thirteen weeks ended June 29, 1997 ("Second Quarter of 1997") and June 30, 1996 ("Second Quarter of 1996") by the Corporation's business segments by organizational group. The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.


                                                                      (Dollars in thousands)
                                                                ===================================
                                                                 SECOND                     Second
                                                                QUARTER       % Change      Quarter
                                                                  1997        vs. 1996       1996
                                                                ---------     --------     --------
REVENUES
  SERVICES BUSINESS
    North American Operations Group                             $ 174,970          7.2     $163,261
    International Operations Group                                 28,309         16.3       24,337
    Other                                                             112        (94.1)       1,890
                                                                ---------                  --------
                                                                  203,391          7.3     $189,488
  CORRECTIONAL BUSINESS
    Wackenhut Corrections Corporation                              51,508         54.1       33,416

  STAFFING SERVICES
    Wackenhut Resources, Inc.                                      18,693           --           --
                                                                ---------                  --------
                                                                $ 273,592         22.7     $222,904
                                                                =========                  ========
OPERATING INCOME
  SERVICES BUSINESS
    North American Operations Group                             $   4,929          7.7        4,578
    International Operations Group                                   (195)       (71.7)        (688)

    Corporate Expenses and Underwriting Losses                     (3,486)        67.4       (2,082)
                                                                ---------                  --------
                                                                    1,248        (31.0)       1,808

  CORRECTIONAL BUSINESS
    Wackenhut Corrections Corporation                               3,789         98.1        1,913

  STAFFING SERVICES
    Wackenhut Resources, Inc.                                        (128)          --           --
                                                                ---------                  --------
                                                                $   4,909         31.9     $  3,721
                                                                =========                  ========

REVENUES

Consolidated revenues increased 22.7% to $273.6 million in the thirteen weeks ended June 29, 1997 (the "Second Quarter of 1997") from $222.9 million in the thirteen weeks ended June 30, 1996 (the "Second Quarter of 1996").

SERVICES BUSINESS

Services Business revenues increased 7.3% to $203.4 million in the Second Quarter of 1997 from $189.5 million in the Second Quarter of 1996.

NORTH AMERICAN OPERATIONS GROUP. Revenues of the North American Operations Group increased 7.2% to $175.0 million in the Second Quarter of 1997 from $163.3 million in the Second Quarter of 1996. The Security Services Division of the North American Operations Group continued to increase its revenue base due to an increase in billable hours over the same quarter last year, which was principally attributable to the emphasis in its national accounts program. In addition, the Custom Protection Officer(R) revenues increased 42.6% to $25.1 million during the Second Quarter of 1997 compared to $17.6 million from the Second Quarter of 1996. Food Services revenues increased 12.2% to $19.7 million from $17.6 million in the Second Quarter of 1996. However, revenues of Wackenhut Services, Inc. ("WSI") decreased 8.4% to $34.1 million in the Second Quarter of 1997 from $37.3 million in the Second Quarter of 1996, due principally to the loss of the Strategic Petroleum Reserve contract with DynMcDermott in September 1996.

INTERNATIONAL OPERATIONS GROUP. International Operations Group revenues increased 16.3% to $28.3 million in the Second Quarter of 1997 from $24.3 million in the Second Quarter of 1996. The European Division revenues increased 41.6% to $6.1 million in the Second Quarter of 1997 from $4.3 million in the Second Quarter of 1996. Revenues of Wackenhut of Australia Pty., Ltd. increased to $3.7 million in the Second Quarter of 1997 from $2.3 million in the Second Quarter of 1996.

CORRECTIONAL BUSINESS

Correctional Business revenues increased 54.1% to $51.5 million in the Second Quarter of 1997 from $33.4 million in the Second Quarter of 1996. During the Second Quarter of 1997, WHC increased the number of compensated resident days to 1,284,000 from 864,000 during the Second Quarter of 1996.

STAFFING SERVICES

Staffing Services revenues were $18.7 million in the Second Quarter of 1997. The Staffing Services Group was started in the Third Quarter of 1996 and, in May 1997, a subsidiary of the Corporation acquired the business and certain assets of the Jim King Companies. The King Companies contributed $12.0 million to Staffing Services revenues this quarter.

OPERATING INCOME

Consolidated operating income increased 31.9% to $4.9 million in the Second Quarter of 1997 from $3.7 million in the Second Quarter of 1996.

SERVICES BUSINESS

Operating income from the Services Business decreased 31.0% to $1.2 million in the Second Quarter of 1997 from $1.8 million in the Second Quarter of 1996.

NORTH AMERICAN OPERATIONS GROUP. The operating income of the North American Operations Group increased 7.7% to $4.9 million in the Second Quarter of 1997 from $4.6 million in the Second Quarter of 1996. Security Services Division operating income increased 13.3% to $3.5 million this quarter from $3.1 million for the same quarter last year due to consistent increases in revenues and profit margins.

INTERNATIONAL OPERATIONS GROUP. The operating loss of the International Operations Group decreased $493,000 in the Second Quarter of 1997 compared to the Second Quarter of 1996. Wackenhut of Australia Pty., Ltd. had an operating loss of $487,000 in the Second Quarter of 1997 compared to an operating loss of $861,000 in the Second Quarter of 1996. Wackenhut of Australia Pty., Ltd. is expected to generate operating losses throughout fiscal 1997, and management continues to monitor the operations of this subsidiary closely. Management is considering several alternatives in relation to its Australian operations some of which could impact the carrying value of this investment.

CORPORATE EXPENSES AND UNDERWRITING LOSSES. Corporate expenses and underwriting losses increased 67.4% to $3.5 million in the Second Quarter of 1997 from $2.1 million in the Second Quarter of 1996. There was an increase in labor costs due to the increase in headquarters personnel to fully staffed levels after the relocation of the Corporation. Also, costs related to pension and deferred compensation plans increased due to the rising market price of the Corporation's common stock.

During the Second Quarter of 1997, the Corporation deferred additional costs related to the development of information systems. Approximately $5.8 million of costs related to systems development has been deferred as of June 29, 1997. Management continues to evaluate the costs of these projects on a regular basis.


CORRECTIONAL BUSINESS

WHC's operating income increased by 98.1% to $3.8 million in the Second Quarter of 1997 from $1.9 million in the Second Quarter of 1996, reflecting the openings of new facilities and improved occupancy at the San Antonio facility. The higher operating income in the Second Quarter of 1997 was partly offset by increased depreciation and amortization costs compared to the Second Quarter of 1996.

OTHER INCOME/EXPENSE

Other income was $384,000 in the Second Quarter of 1997 compared to other income of $131,000 for the comparable period in 1996. Interest and investment income decreased to $1.0 million in the Second Quarter of 1997 from $1.1 million in the Second Quarter of 1996, but interest expense decreased by $361,000 during the same period due principally to decreases in the level of corporate bank borrowings and fees incurred under the accounts receivable securitization facility.

INCOME BEFORE INCOME TAXES

Income before income taxes increased 37.4% to $5.3 million in the Second Quarter of 1997 from $3.9 million in the Second Quarter of 1996.

The combined federal and state effective income tax rate was 37.4% for the Second Quarter of 1997 and 36.0% for the same period in 1996 due to decreases in the tax exempt income of the reinsurance subsidiary and the utilization of capital loss carryforwards.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased to $1.3 million in the Second Quarter of 1997 from $923,000 in the Second Quarter of 1996, reflecting principally the increase in earnings attributable to the public ownership in WHC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased to $521,000 in the Second Quarter of 1997 from $400,000 in the Second Quarter of 1996, primarily resulting from increased earnings of the joint venture of WHC in the United Kingdom.

NET INCOME

Net income increased to $2,508,000 in the Second Quarter of 1997, or $0.17 per share, compared to $1,907,000 or $0.15 per share for the Second Quarter of 1996.

COMPARISON OF TWENTY-SIX WEEKS ENDED JUNE 29, 1997 AND TWENTY-SIX WEEKS ENDED JUNE 30, 1996

The table below summarizes the Corporation's results of operations for the twenty-six weeks ended June 29, 1997 and June 30, 1996 by the Corporation's three business segments by organizational group. The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.



                                                          (Dollars in thousands)
                                                    ==================================
                                                      FIRST                     First
                                                       HALF       % Change       Half
                                                      1997         vs. 1996     1996
                                                    --------      ---------   --------
REVENUES
  SERVICES BUSINESS
    North American Operations Group                 $343,315          7.5     $319,413
    International Operations Group                    56,980         14.5       49,750
    Other                                                199        (94.1)       3,365
                                                    --------                  --------
                                                    $400,494          7.5     $372,528

  CORRECTIONAL BUSINESS
    Wackenhut Corrections Corporation                 92,735         47.5       62,850

  STAFFING SERVICES
    Wackenhut Resources, Inc.                         22,497           --           --
                                                    --------                  --------
                                                    $515,726         18.5     $435,378
                                                    ========                  ========
OPERATING INCOME
  SERVICES BUSINESS
    North American Operations Group                 $  9,540         13.4     $  8,413
    International Operations Group                       (85)       (86.4)        (625)
    Corporate Expenses and Underwriting Losses        (7,142)        46.2       (4,886)
                                                    --------                  --------
                                                       2,313        (20.3)       2,902
  CORRECTIONAL BUSINESS
    Wackenhut Corrections Corporation                  7,061         94.4        3,632

  STAFFING SERVICES
    Wackenhut Resources, Inc.                           (465)          --           --

Provision for Relocation Costs                            --           --         (750)
                                                    --------                  --------
                                                    $  8,909         54.0     $  5,784
                                                    ========                  ========

REVENUES

Consolidated revenues increased 18.5% to $515.7 million in the twenty-six weeks ended June 29, 1997 (the "First Half of 1997") from $435.4 million in the twenty-six weeks ended June 30, 1996 (the "First Half of 1996").

SERVICES BUSINESS

Services Business revenues increased 7.5% to $400.5 million in the First Half of 1997 from $372.5 million in the First Half of 1996.

NORTH AMERICAN OPERATIONS GROUP. Revenues of the North American Operations Group increased 7.5% to $343.3 million in the First Half of 1997 from $319.4 million in the First Half of 1996. The Security Services Division of the North American Operations Group continued to increase its revenue base due to an increase in billable hours over the same period last year, which was principally attributable to the emphasis in its national accounts program. In addition, the Custom Protection Officer(R) revenues increased 37.6% to $47.9 million during the First Half of 1997 compared to $34.8 million from the First Half of 1996. Revenues of the Food Services Division increased 16.9% to $39.0 million in the First Half of 1997 from $33.4 million in the First Half of 1996. However, revenues of the WSI Division decreased 10.1% to $64.4 million in the First Half of 1997 from $71.7 million in the First Half of 1996, due principally to the loss of the Strategic Petroleum Reserve contract with DynMcDermott in September 1996.

INTERNATIONAL OPERATIONS GROUP. International Operations Group revenues increased 14.5% to $57.0 million in the First Half of 1997 from $49.8 million in the First Half of 1996. The European Division revenues increased 36.8% to $11.9 million in the First Half of 1997 from $8.7 million in the First Half of 1996. The American Division revenues increased to $29.6 million in the First Half of 1997 from $28.1 million in the First Half of 1996. Revenues of Wackenhut of Australia Pty., Ltd. increased to $7.7 million in the First Half of 1997 from $6.1 million in the First Half of 1996.

CORRECTIONAL BUSINESS

Correctional Business revenues increased 47.5% to $92.7 million in the First Half of 1997 from $62.9 million in the First Half of 1996. During the First Half of 1997, WHC increased the number of compensated resident days to 2,335,000 from 1,613,000 during the First Half of 1996.

STAFFING SERVICES

Staffing Services revenues were $22.5 million in the First Half of 1997. The Staffing Services Group was started in the Third Quarter of 1996 and, in May 1997, a subsidiary of the Corporation acquired the business and certain assets of the Jim King Companies in Jacksonville, Florida.

OPERATING INCOME

Consolidated operating income increased 54.0% to $8.9 million in the First Half of 1997 from $5.8 million in the First Half of 1996.

SERVICES BUSINESS

Operating income from the Services Business decreased 20.3% to $2.3 million in the First Half of 1997 from $2.9 million in the First Half of 1996.

NORTH AMERICAN OPERATIONS GROUP. The operating income of the North American Operations Group increased 13.4% to $9.5 million in the First Half of 1997 from $8.4 million in the First Half of 1996. Security Services Division operating income increased 15.1% to $6.5 million in the First Half of 1997 from $5.6 million in the First Half of 1996 due to consistent increases in revenues and profit margins. WSI Division operating income decreased 8.5% to $2.0 million for the First Half of 1997 from $2.2 million in the First Half of 1996, principally as a result of the termination of the Strategic Petroleum Reserve contract.

INTERNATIONAL OPERATIONS GROUP. The operating loss of the International Operations Group decreased $540,000 in the First Half of 1997 compared to the First Half of 1996. Wackenhut of Australia Pty., Ltd. had an operating loss of $983,000 in the First Half of 1997 compared to an operating loss of $1,250,000 in the First Half of 1996. Wackenhut of Australia Pty., Ltd. is expected to generate operating losses throughout fiscal 1997, and management continues to monitor the operations of this subsidiary closely. Management is considering several alternatives in relation to its Australian operations some of which could impact the carrying value of this investment.

CORPORATE EXPENSES AND UNDERWRITING LOSSES. Corporate expenses and underwriting losses increased 46.2% to $7.1 million in the First Half of 1997 from $4.9 million in the First Half of 1996. There was a increase in labor costs due to the increase in headquarters personnel to fully staffed levels after the relocation of the Corporation. Also, costs related to pension and deferred compensation plans increased due to the rising market price of the Corporation's common stock.

CORRECTIONAL BUSINESS

WHC's operating income increased by 94.4% to $7.1 million in the First Half of 1997 from $3.6 million in the First Quarter of 1996, reflecting the openings of new facilities and improved occupancy at the San Antonio facility. The higher operating income in the First Half of 1997 was partly offset by increased depreciation and amortization costs compared to the First Half of 1996.

OTHER INCOME/EXPENSE

Other income was $961,000 in the First Half of 1997 compared to other income of $302,000 for the comparable period in 1996. Interest and investment income decreased to $1.9 million in the First Half of 1997 from $2.2 million in the First Half of 1996, but interest expense decreased to $1.0 million in the

First Half of 1997 from $1.9 million in the First Half of 1996 due principally to decreases in the level of corporate bank borrowings and fees incurred under the accounts receivable securitization facility.

INCOME BEFORE INCOME TAXES

Income before income taxes increased 62.2% to $9.9 million in the First Half of 1997 from $6.1 million in the First Half of 1996.

The combined federal and state effective income tax rate was 37.4% for the First Half of 1997 and 36.0% for the same period in 1996 due to decreases in the tax exempt income of the reinsurance subsidiary and the utilization of capital loss carryforwards.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased to $2.6 million in the First Half of 1997 from $1.8 million in the First Half of 1996, reflecting principally the increase in earnings attributable to the public ownership in WHC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased to $930,000 in the First Half of 1997 from $707,000 in the First Half of 1996, primarily resulting from increased earnings of the joint venture of WHC in the United Kingdom.

NET INCOME

Net income increased to $4,477,000 in the First Half of 1997, or $0.30 per share, compared to $2,852,000 or $0.23 per share for the First Half of 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on April 29, 1997 in Palm Beach Gardens, Florida. All directors nominated for election were elected in an uncontested election. A tabulation of the results is as follows:


NAME                                  VOTES FOR       VOTES WITHHELD
----                                  ---------       --------------
Julius W. Becton                      3,560,587          136,335
Richard G. Capen, Jr                  3,562,375          134,547
Anne Newman Foreman                   3,562,375          134,547
Edward L. Hennessy, Jr                3,560,729          136,193
Paul X. Kelley                        3,561,271          135,651
Nancy Clark Reynolds                  3,561,629          135,293
George R. Wackenhut                   3,560,913          136,009
Richard R. Wackenhut                  3,561,663          135,259


Tabulations of the results of other matters voted upon at the Annual Meeting is as follows:

Proposal No. 2
Appointment of Independent Certified Public Accountants -

For...3,679,310          Against....8,088           Abstain....9,524

Proposal No. 3
Approval of Employee Stock Purchase Plan

For...3,046,031         Against....256,080          Abstain....11,075

Proposal No. 4
Approval of an Amendment to Key Employee Long-Term Incentive Stock Plan

For...3,291,429         Against....383,976          Abstain....21,517

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits -

      Exhibit 4.1 - Credit Agreement, dated as of June 19, 1997, by and among Wackenhut Corrections Corporation, as Borrower, NationsBank National Association, as Agent and as Lender, ScotiaBanc Inc. and Barnett Bank, N.A., as Co-Agents and as Lenders, and the Lenders Party thereto from time to time. (incorporated by reference to Wackenhut Corrections Corporation's Form 10-Q for the quarter ended June 29, 1997)

      Exhibit 4.2 - Participation Agreement, dated as of June 19, 1997, among Wackenhut Corrections Corporation, as Construction Agent and as Lessee, First Security Bank, National Association, as Owner Trustee under the Wackenhut Corrections Trust 1997-1, the Various Banks and Other Lending Institutions which are Parties thereto from time to time, as Holders, the Various Banks and Other Lending Institutions which are parties thereto from time to time, as the Lenders, and NationsBank, National Association, as Administrative Agent for the Lenders. (incorporated by reference to Wackenhut Corrections Corporation's Form 10-Q for the quarter ended June 29, 1997)

      Exhibit 4.3 - Credit Agreement, dated as of June 19, 1997, among
                    First Security Bank, National Association, as Owner Trustee for Wackenhut Corrections Trust 1997, as Borrower, the Several Lenders from time to time parties thereto, and NationsBank, National Association, as Administrative Agent. (incorporated by reference to Wackenhut Corrections Corporation's Form 10-Q for the quarter ended June 29, 1997)

      Exhibit 4.4 - Second Amended and Restated Trust Agreement (Wackenhut
                    Corrections Trust 1997-1), dated as of June 19, 1997, among NationsBank, National Association, and the other financial institutions parties thereto, as Holders, and First Security Bank, National Association, as Owner Trustee. (incorporated by reference to Wackenhut Corrections Corporation's Form 10-Q for the quarter ended June 29, 1997)


      Exhibit 27 -  Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

          The Corporation did not file a Form 8-K during the second quarter of 1997.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   ------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the twenty-six weeks ended June 29, 1997 to be signed on its behalf by the undersigned hereunto duly authorized.





                                        THE WACKENHUT CORPORATION



DATE: August 11, 1997
                                        /s/ Juan D. Miyar
                                        --------------------------------------
                                        Juan D. Miyar, Duly Authorized Officer
                                        and Vice President, Corporate Controller