Form 10-Q
period 1997-09-28
WACKENHUT CORP
filed 1997-11-12
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 28, 1997 29, 1996

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

                                Yes [ X ] No [ ]

At November 3, 1997, 3,855,582 shares of Series A Common Stock were issued and outstanding and 10,991,203 shares of the registrant's Series B Common Stock were issued and outstanding after deducting 87,000 shares held in treasury.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED
                    SEPTEMBER 28, 1997 and SEPTEMBER 29, 1996
                      (In thousands except per share data)
                                   (UNAUDITED)

                                                  Thirteen Weeks          Thirty-nine Weeks
                                                      Ended                     Ended
                                              ----------------------    ----------------------
                                                 1997         1996         1997         1996
                                              ---------    ---------    ---------    ---------

REVENUES                                      $ 294,885    $ 236,869    $ 810,611    $ 672,247
                                              ---------    ---------    ---------    ---------

OPERATING EXPENSES

Payroll and related taxes                       211,600      171,915      591,969      488,599
Other operating expenses                         74,400       58,018      197,108      167,194
Depreciation expense                              1,706        1,242        4,505        3,112
Amortization of intangible assets                   499          470        1,441        1,584
Provision for relocation costs                       --           --           --          750
                                              ---------    ---------    ---------    ---------
                                                288,205      231,645      795,023      661,239
                                              ---------    ---------    ---------    ---------

OPERATING INCOME                                  6,680        5,224       15,588       11,008
                                              ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE)

Interest expense                                   (421)        (425)      (1,284)      (2,288)
Interest and investment income                      813        1,015        2,637        3,180
                                              ---------    ---------    ---------    ---------
                                                    392          590        1,353          892
                                              ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                        7,072        5,814       16,941       11,900

Provision for income taxes                        2,675        2,010        6,370        4,201
Minority interest, net of income taxes            1,572        1,335        4,200        3,085
Equity income of foreign affiliates, net of
   income taxes                                    (505)        (569)      (1,435)      (1,276)
                                              ---------    ---------    ---------    ---------

NET INCOME                                    $   3,330    $   3,038    $   7,806    $   5,890
                                              =========    =========    =========    =========

EARNINGS PER SHARE                            $    0.23    $    0.21    $    0.53    $    0.44
                                              =========    =========    =========    =========


            See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 28, 1997 AND DECEMBER 29, 1996
                        (In thousands except share data)


                                                              1997        1996
                                                          (Unaudited)
                                                          -----------   --------

                      ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                   $ 45,106    $ 52,755
Accounts receivable, less allowance for doubtful accounts
   of $2,935 in 1997 and $1,997 in 1996                      146,125     131,325
Inventories                                                    9,846      10,082
Other                                                         28,115      26,412
                                                            --------    --------
                                                             229,192     220,574
                                                            --------    --------

NOTES RECEIVABLE                                               1,244       1,181
                                                            --------    --------

MARKETABLE SECURITIES of casualty reinsurance subsidiary      12,399      14,753
                                                            --------    --------

PROPERTY AND EQUIPMENT, at cost                               66,558      46,726
   Accumulated depreciation                                  (15,450)    (12,184)
                                                            --------    --------
                                                              51,108      34,542
                                                            --------    --------

OTHER ASSETS:
Investment in and advances to foreign affiliates, at cost     19,040      13,508
Other                                                         58,353      39,360
                                                            --------    --------
                                                              77,393      52,868
                                                            --------    --------

                                                            $371,336    $323,918
                                                            ========    ========

                                  (Continued)

            See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 28, 1997 AND DECEMBER 29, 1996
                        (In thousands except share data)
                                   (Continued)

                                                                   1997         1996
                                                                (Unaudited)
                                                                -----------   --------

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                  $ 34,462    $ 20,488
Accrued payroll and related taxes                                   42,357      35,715
Accrued expenses                                                    25,264      16,295
                                                                  --------    --------
                                                                   102,083      72,498
                                                                  --------    --------

RESERVES FOR LOSSES of casualty reinsurance subsidiary              45,737      43,806
                                                                  --------    --------

LONG-TERM DEBT                                                       5,060       5,890
                                                                  --------    --------

DEFERRED TAX LIABILITY, NET                                          4,538       1,165
                                                                  --------    --------

OTHER                                                               14,815      11,372
                                                                  --------    --------

MINORITY INTEREST                                                   45,132      40,958
                                                                  --------    --------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                           --          --
Common stock, $.10 par value, 50,000,000 shares authorized:
Series A common stock, 3,855,582 issued and outstanding in 1997
  and 3,858,885 in 1996                                                386         386
Series B common stock, 11,018,741 issued in 1997 and 10,902,199
  issued in 1996                                                     1,102       1,090
Additional paid-in capital                                         122,642     120,703
Retained earnings                                                   36,282      31,347
Cumulative translation adjustment                                   (5,508)     (4,128)
Unrealized gain/(loss) on marketable securities                        167         (69)
Treasury stock at cost, 87,000 shares of Series B                   (1,100)     (1,100)
                                                                  --------    --------
                                                                   153,971     148,229
                                                                  --------    --------

                                                                  $371,336    $323,918
                                                                  ========    ========



            See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                 (In thousands)
                                   (UNAUDITED)

                                                                            1997        1996
                                                                          --------    --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net Income                                                                $  7,806    $  5,890
Adjustments -
  Depreciation expense                                                       4,505       3,112
  Amortization of intangible assets                                          1,441       1,584
  Other amortization expense                                                 6,787       5,359
  Provision for bad debts                                                    1,081         966
  Equity income, net of dividends                                           (2,084)     (1,676)
  Minority interests in net income                                           6,720       4,674
  Other                                                                     (1,727)        201
Changes in assets and liabilities, net of acquisitions and divestitures -
(Increase) decrease in assets:
    Accounts receivable                                                    (12,210)    (18,427)
    Inventories                                                             (3,755)     (5,316)
    Other current assets                                                       174      (3,692)
    Marketable securities                                                      (11)       (190)
    Other assets                                                              (642)      1,259
    Deferred tax asset, net                                                    974       5,511
Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                   16,273      (3,428)
    Accrued payroll and related taxes                                        5,423       4,594
    Deferred tax liability, net                                              3,540        (117)
    Reserves for losses of casualty reinsurance subsidiary                   1,931       2,978
    Other long term liabilities                                              2,523         414
                                                                          --------    --------
Net Cash Provided By Operating Activities                                   38,749       3,696
                                                                          --------    --------


                                   (Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                 (In thousands)
                                   (UNAUDITED)
                                   (Continued)

                                                                      1997        1996
                                                                    --------    --------

 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Net proceeds from public offering of subsidiary's common stock    $      -    $ 51,593
  Proceeds from exercise of stock options of subsidiary                1,011         719
  Payments for acquisitions, net of cash acquired                    (10,349)    (13,703)
  Investment in and advances to foreign affiliates                    (2,796)       (261)
  Capital expenditures                                               (21,211)    (14,128)
  Proceeds from sales (payments for purchases) of marketable
    securities of casualty reinsurance subsidiary, net                 3,102      (7,752)
  Deferred charge expenditures                                       (11,259)     (4,339)
                                                                    --------    --------
Net Cash Provided By (Used In) Investing Activities                  (41,502)     12,129
                                                                    --------    --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from public offering of the Company's common stock         --      54,029
  Proceeds from exercise of stock options                                509       1,100
  Purchase and cancellation of Company's common stock                   (139)         --
  Proceeds from issuance of debt                                       4,207      10,171
  Payments on debt                                                    (6,602)    (11,786)
  Payment for repurchases of accounts receivable                          --     (27,000)
  Dividends paid                                                      (2,871)     (2,547)
                                                                    --------    --------
Net Cash Provided By (Used In) Financing Activities                   (4,896)     23,967
                                                                    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (7,649)     39,792
Cash and Cash Equivalents, at beginning of period                     52,755      20,185
                                                                    --------    --------
Cash and Cash Equivalents, at end of period                         $ 45,106    $ 59,977
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:

Interest                                                            $  1,028    $  2,356
Income taxes                                                        $  1,823    $  1,043


            See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

The consolidated financial statements of The Wackenhut Corporation and its subsidiaries (the "Company") are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The results for the thirteen and thirty-nine weeks ended September 28, 1997 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

2.  ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

On occasion the Company enters into swap agreements to reduce the interest rate exposure associated with a portion of its variable rate indebtedness. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The accounting policy for these derivative financial instruments, which are designated as hedges of its interest rate risk, follows -

Interest rate swap - Interest rate swap agreements modify the interest characteristics of the Company's variable rate indebtedness by synthetically converting a portion of the indebtedness to fixed rate. Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accounts receivable or accrued expenses. The fair market value of the swap agreement is not reflected in the financial statements. Derivative financial instruments terminated at a loss (gain) prior to maturity are (credited) charged to interest expense over the remaining original life of the derivative financial instrument.

The Company is a party to two offsetting interest rate swaps. The notional principal amount under both agreements is $81,200,000 and the agreements expire in December 1998.

3.  ACCOUNTS RECEIVABLE

The Company has entered into a three year agreement expiring in January 1998 with two financial institutions to sell, on an on-going basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $35,000,000. The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest expense" in the Consolidated Statements of Income. At September 28, 1997, $2,000,000 had been received under this agreement and has been recorded as part of long-term debt in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of December 29, 1996, no accounts receivable had been sold under this agreement.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  FINANCING INSTRUMENTS

Wackenhut Corrections Corporation, a majority-owned subsidiary of the Company, is listed on the NYSE as "WHC". In June 1997, WHC entered into a $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $10 million for the issuance of standby letters of credit. As of November 3, 1997, no amounts were outstanding under this facility. In June 1997, WHC also entered into a $80 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As of November 3, 1997, approximately $47 million of properties were under development.

5.  INVESTMENT IN AFFILIATES

Equity in undistributed earnings of foreign affiliates approximated $8,276,000 and $5,540,000 at September 28, 1997 and December 29, 1996, respectively, and is included in "Investment in and advances to foreign affiliates" in the Consolidated Balance Sheets. The following is a summary of condensed unaudited financial information pertaining to foreign affiliates (in thousands):

Balance sheet items as of September 28, 1997
  Current assets                         $ 51,637
  Noncurrent assets                        31,819
  Current liabilities                      41,427
  Noncurrent liabilities                   16,862
  Minority interest liability                  97

Income Statement items for the
 thirty-nine weeks ended September 28, 1997
  Revenues                                133,908
  Operating income                          8,433
  Net income before taxes                   6,922

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.  EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997. The computation under SFAS No. 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock. The pro forma basic and diluted earnings per share computed according to SFAS No. 128 are as follows:

                                                                 Pro forma
                                ---------------------------------------------------------------------------
                                      Thirteen Weeks Ended                     Thirty-nine Weeks Ended
                                      --------------------                     -----------------------
                               Sept. 28, 1997      Sept. 29, 1996       Sept. 28, 1997      Sept. 29, 1996
                              ----------------     ---------------      ---------------     ---------------

Basic earnings per share               $  0.23             $  0.21              $  0.53             $  0.44
Diluted earnings per share                0.22                0.20                 0.52                0.44

7. BUSINESS SEGMENTS

Security-Related and Other Support Services and Correctional Services

The Company's principal business consists of security-related and other support services to commercial and governmental clients. In the thirteen weeks ended September 29, 1996, the Company entered into the professional employer organization ("PEO") and temporary staffing businesses by establishing the Staffing Services Group. The financial information related to the Staffing Services Group is not material and has been included in "Security-related and other support services." WHC provides facility management and construction services to detention and correctional facilities. Provided below is various financial information for each segment:

                                                                    Thirty-nine Weeks Ended
                                                                    -----------------------
(thousands of dollars)                                          Sept. 28, 1997     Sept. 29,1996
                                                                --------------     -------------
Revenues:
         Security-related and other support services               $662,771           $572,612
         Correctional services                                      147,840             99,635
                                                                   --------           --------
                  Total revenues                                   $810,611           $672,247
                                                                   --------           --------

Operating Income:
         Security-related and other support services               $  3,726           $  5,187
         Correctional services                                       11,862              6,571
         Provision for relocation costs                                  --               (750)
                                                                   --------           --------
                  Total operating income                           $ 15,588           $ 11,008
                                                                   --------           --------

Equity income of affiliates, net of taxes:
         Security-related and other support services               $    751           $    814
         Correctional services                                          684                462
                                                                   --------           --------
                  Total equity income                              $  1,435           $  1,276
                                                                   --------           --------

Capital expenditures:
         Security-related and other support services               $  3,159           $  5,317
         Correctional services                                       18,278              8,811
                                                                   --------           --------
Total capital expenditures                                         $ 21,437           $ 14,128
                                                                   --------           --------

Depreciation and amortization expense:
         Security-related and other support services               $  8,171           $  7,501
Correctional services                                                 4,562              2,554
                                                                   --------           --------
Total expenses                                                     $ 12,733           $ 10,055
                                                                   --------           --------

Identifiable assets at September 28, 1997 and December 29, 1996:
          Security-related and other support services              $247,187           $217,107
         Correctional services                                      124,149            106,811
                                                                   --------           --------
                  Total identifiable assets                        $371,336           $323,918
                                                                   --------           --------

Domestic and International Operations

Non-U.S. Operations of the Company are conducted primarily in Latin America and Australia. The Company carries its investments in affiliates (20% to 50% owned) under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the Company are provided currently. Minority interest in consolidated foreign subsidiaries have been reflected net of applicable income taxes on the accompanying financial statements. A summary of domestic and international operations is shown below.

                                                                       Thirty-nine Weeks Ended
                                                                       -----------------------
(thousands of dollars)                                            Sept. 28, 1997      Sept. 29, 1996
                                                                  --------------      --------------
Revenues:
         Domestic operations                                         $683,711            $562,263
         International operations                                     126,900             109,984
                                                                     --------            --------
                  Total revenues                                     $810,611            $672,247
                                                                     --------            --------

Operating Income:
         Domestic operations                                         $ 13,537            $ 10,475
         International operations                                       2,051               1,283
         Provision for relocation costs                                    --                (750)
                                                                     --------            --------
                  Total operating income                             $ 15,588            $ 11,008
                                                                     --------            --------

Equity income of affiliates, net of taxes:
         Domestic operations                                         $     --            $     --
         International operations                                       1,435               1,276
                                                                     --------            --------
                  Total equity income                                $  1,435            $  1,276
                                                                     --------            --------

Capital expenditures:
         Domestic operations                                         $ 17,720            $ 12,169
         International operations                                       3,717               1,959
                                                                     --------            --------
                  Total capital expenditures                         $ 21,437            $ 14,128
                                                                     --------            --------

Depreciation and amortization expense:
         Domestic operations                                         $  9,307            $  7,430
         International operations                                       3,426               2,625
                                                                     --------            --------
                  Total expenses                                     $ 12,733            $ 10,055
                                                                     --------            --------

Identifiable assets at September 28, 1997 and December 29, 1996:
         Domestic operations                                         $297,654            $263,044
         International operations                                      73,682              60,874
                                                                     --------            --------
                  Total identifiable assets                          $371,336            $323,918
                                                                     --------            --------

8.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current presentation.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company provides security-related and other support services through the Services Business, correctional services through the Correctional Business and temporary employment and employee leasing through Staffing Services. Through the Services Business, the Company provides physical security services, food services, and other related services to commercial and governmental customers. Through the Correctional Business, the Company provides correctional and detention facility design, development and management services to government agencies. The Services Business is managed through two operating groups: the North American Operations Group and the International Operations Group. The Correctional Business is operated through the Company's 55%-owned Wackenhut Corrections Corporation subsidiary. The Correctional Business includes an Australian subsidiary and United Kingdom affiliate of WHC.

In the third quarter of 1996, the Company entered into the temporary employment and PEO business. Staffing Services is operated through Wackenhut Resources, Inc., a wholly owned subsidiary of the Comapany.

FORWARD-LOOKING STATEMENTS: The Management's Discussion and Analysis of Financial Condition and Results of Operations and the October 28, 1997 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects," "anticipates." "intends," "plans," "believes," "seeks," "estimates," variation of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements.

In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

FINANCIAL CONDITION

In May 1997, the Company purchased the King Companies in Jacksonville, Florida, for approximately $10.6 million in cash and $842,000 in shares of Wackenhut Series B (non-voting) Common Stock. The King Companies operate PEO and temporary employment businesses.

In June 1997, WHC entered into an $80 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of the facility, WHC unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of November 3, 1997, approximately $47 million of properties were under development.

In June 1997, WHC entered into a $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $10 million for the issuance of standby letters of credit. As of November 3, 1997, no amounts were outstanding under this facility.

In June 1997, WHC purchased the Queens Private Correctional Facility in New York City, New York, a 66,000 square foot building currently being used by WHC as a 200-bed federal detention facility, for $6.6 million. WHC also has invested another $5.5 million to renovate the building.

On July 18, 1997, Atlantic Shores Healthcare, Inc. a wholly-owned subsidiary of Wackenhut Corrections Corporation, completed the purchase of an 86-bed psychiatric hospital in Fort Lauderdale, Florida for $6 million. The hospital has been renamed Atlantic Shores Hospital.

Reference is made to Item 7, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 for further discussion and analysis of information pertaining to the Company's financial condition.

RESULTS OF OPERATIONS

Comparison of Thirteen Weeks Ended September 28, 1997 and Thirteen Weeks Ended September 29, 1996

The table below summarizes the Company's results of operations for the thirteen weeks ended September 28, 1997 ("Third Quarter of 1997") and September 29, 1996 ("Third Quarter of 1996") by the Company's two business segments by organizational group. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.


                                                               (Dollars in thousands)
                                                 ------------------------------------------------
                                                    Third          Third        Percent Increase
                                                 Quarter 1997   Quarter 1996        (Decrease)
                                                                                 1997 versus 1996
                                                 ------------------------------------------------
 REVENUES
   SERVICES BUSINESS:

    North American Operations Group                $180,786       $170,615             6.0
    International Operations Group                   29,043         28,754             1.0
    Staffing Services Group                          29,872             --              --
    Other                                                79            715           (89.0)
                                                   --------       --------
                                                    239,780        200,084            19.8
CORRECTIONAL BUSINESS:
    Wackenhut Corrections Corporation                55,105         36,785            49.8
                                                   --------       --------
                                                   $294,885       $236,869            24.5
                                                   ========       ========
OPERATING INCOME
  SERVICES BUSINESS:
    North America Operations Group                 $  5,342       $  5,785            (7.7)
    International Operations Group                       22           (282)          107.8
    Staffing Services Group                             191            (85)             --
    Corporate Expenses and Underwriting Losses       (3,676)        (3,133)           17.3
                                                   --------       --------
                                                      1,879          2,285           (17.8)
CORRECTIONAL BUSINESS:
    Wackenhut Corrections Corporation                 4,801          2,939            63.4
                                                   --------       --------
                                                   $  6,680       $  5,224            27.9
                                                   ========       ========

REVENUES

Third Quarter 1997 consolidated revenues increased $58.0 million, or 24.5%, to $294.9 million in the Third Quarter 1997 from $236.9 million in the Third Quarter 1996.

SERVICES BUSINESS

Third Quarter 1997 Services Business revenues increased $39.7 million or 19.8% to $239.8 million in the Third Quarter of 1997 from $200.1 million in the Third Quarter 1996. The increase is due principally to the start-up of the Staffing Services Group.

North American Operations Group. Revenues of the North American Operations Group increased $10.2 million, or 6.4%, to $180.8 million in the Third Quarter 1997 from $170.6 million in the Third Quarter 1996. Within the North American Operations Group, revenues from the Security Services Division increased 9.3% to $102.9 million in the Third Quarter 1997 from $94.1 million in the Third Quarter 1996. The Security Services Division continued to increase its revenue base, primarily as a result of obtaining and maintaining contracts with major national accounts. In addition, the Division continued to expand its Custom Protection Officer(R) ("CPO") business, which increased 37% during the Third Quarter 1997 compared to the Third Quarter 1996. Revenues of the Food Services Division increased 9% to $19.4 million in the Third Quarter 1997 from $17.8 million in the Third Quarter 1996, but revenues of Wackenhut Services, Inc. decreased 3.1% to $37.5 million from $38.7 million during the same period, due principally to the loss of the Strategic Petroleum Reserve contract with DynnMcDermott.

International Operations Group. International Operations Group revenues remained relatively unchanged during the Third Quarter 1997.

Staffing Services. The Staffing Services Group was started in the Third Quarter 1996, and in May 1997, a subsidiary of the Company acquired the business and certain assets of the Jim King Companies in Jacksonville, Florida. Staffing Services revenues were $29.9 million in the Third Quarter 1997. The Company intends to continue developing the staffing services business through internal growth and acquisitions.*

CORRECTIONAL BUSINESS

Third Quarter 1997 Correctional Business revenues increased $18.3 million, or 49.8%, to $55.1 million in the Third Quarter 1997 from $36.8 million for the comparable quarter last year. The increase is attributable principally to the increase in compensated resident days to 1,319,070 in the Third Quarter 1997 from 976,045 in the Third Quarter 1996. The increase in compensated resident days resulted from the opening of three domestic facilities and one in Puerto Rico in the first quarter of 1997. Occupancy has remained at approximately 98%. In addition, revenues of Australasian Correctional Management Pty. Limited ("ACM") increased $2.6 million, or 35.2%, in the Third Quarter 1997 as compared to the Third Quarter 1996, principally due to the opening of the Fulham Correctional Center in Victoria, Australia in March of 1997.

* Refer to Forward-Looking Statements on page 12.

OPERATING INCOME

Third Quarter 1997 consolidated operating income of $6.7 million increased $1.5 million, or 27.9% from $5.2 million in the Third Quarter 1996.

SERVICES BUSINESS

Third Quarter 1997 Services Business operating income of $1.9 million decreased $406,000, or 17.8%, from $2.3 million in the Third Quarter 1996.

North American Operations Group. North American Operations Group operating income decreased 7.7% to $5.3 million in the Third Quarter 1997 from $5.8 million in the Third Quarter 1996. Security-related and food services Third Quarter 1996 operating results benefited from a one-time reduction ("holiday") in health insurance costs and adjustments to insurance accruals. Excluding this prior year adjustment, Third Quarter 1997 operating income would have been flat compared to the Third Quarter 1996. In addition, the profit contribution of Wackenhut Services, Inc. decreased 11.1%, or $192,000, principally due to reductions in the services provided at certain United States Department of Energy facilities and the loss of the Strategic Petroleum Reserves contract with DynnMcDermott.

International Operations Group. International Operations Group operating income of $22,000 in the Third Quarter 1997 was $304,000 better than the Third Quarter 1996 loss of $282,000. The operating income of subsidiaries in Latin America and Europe continued to show significant improvement as a result of increases in the core security business and diversification into other services. The operating loss of Wackenhut of Australia decreased to $87,000 in the Third Quarter 1997 compared to an operating loss of $585,000 in the Third Quarter 1996. While the operating losses of Wackenhut of Australia for the Third Quarter 1997 were reduced, when compared to the same quarter last year, they do not reflect the full impact of recent government-mandated, wage and fringe benefit increases. Management is considering several alternative strategies in relation to its Australian operation, some of which could adversely impact the carrying value of this investment.*

Staffing Services. Staffing Services Group operating profit was $191,000 in the Third Quarter 1997 compared to a loss of $85,000 in the Third Quarter 1996. The operating profit in the Third Quarter 1997 includes the profit contribution from the acquisition of the King Companies.

Corporate Expenses and Underwriting Losses. The increase in corporate expenses and underwriting losses resulted principally from increases in personnel-related costs attributable to the return to fully-staffed levels after the relocation of the headquarters facility. In addition, there was an increase in information technology costs in the Third Quarter 1997 compared to the same quarter in 1996, as the Company redesigns its systems hardware and software architecture. During the Third Quarter 1997, the Company deferred additional costs related to the development of information systems.

* Refer to Forward-Looking Statements on page 12.

Approximately $6.2 million of costs related to systems development has been deferred as of September 28, 1997. Management is actively reviewing the deferred charges for information systems investments as it determines its enterprise-wide strategy for delivering management information systems.*

CORRECTIONAL BUSINESS

Third Quarter 1997 operating income from the Correctional Business increased $1.9 million, or 63.4% to $4.8 million in the Third Quarter 1997 from the Third Quarter 1996. The increase was principally attributable to the increase in domestic facility management services as a result of the opening of new facilities and the related increase in compensated resident days.

OTHER INCOME/EXPENSE

Other income decreased $198,000 to $392,000 in the Third Quarter 1997 from $590,000 in the Third Quarter 1996 due to a decrease in excess cash available for short term investments. During 1997, the Company and WHC have made significant investments due to acquisitions, investments in and improvement to facilities, respectively.

INCOME BEFORE INCOME TAXES

Third Quarter 1997 income before income taxes increased $1.3 million, or 21.6% to $7.1 million from income before income taxes of $5.8 million in the Third Quarter 1996.

The combined federal and state effective income tax rate was 37.8% for the Third Quarter 1997 and 34.6% for the Third Quarter 1996, respectively. The higher effective rate in the Third Quarter 1997 was due to decreases in the utilization of capital loss carryforwards and in the tax exempt income of the reinsurance subsidiary.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased $237,000, or 17.8%, to $1.6 million in the Third Quarter 1997 from $1.3 million in the Third Quarter 1996, reflecting principally the increase in earnings attributable to the public ownership in WHC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) decreased $64,000, or 11.2%, to $505,000 in the Third Quarter 1997 from $569,000 in the Third Quarter 1996, primarily due to a decrease in the income of the joint venture of WHC in the United Kingdom offset by increased management fees to WHC recorded in revenues.

* Refer to Forward-Looking Statements on page 12.

NET INCOME

Net income increased $292,000, or 9.6%, to $3.3 million in the Third Quarter 1997, or $0.23 per share, as compared to $3.0 million, or $0.21 per share for the Third Quarter 1996.

COMPARISON OF THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996

The table below summarizes the Company's results of operations for the thirty-nine weeks ended September 28, 1997 ("The First Nine Months of 1997") and September 29, 1996 ("The First Nine Months of 1996") by the Company's two business segments by organizational group. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.


                                                                    (Dollars in thousands)
                                                  ---------------------------------------------------
                                                     First         First
                                                      Nine          Nine          Percent Increase
                                                     Months        Months            (Decrease)
                                                      1997          1996          1997 versus 1996
                                                  ---------------------------------------------------
 REVENUES
   SERVICES BUSINESS:

    North American Operations Group                $524,101       $490,028               7.0
    International Operations Group                   86,023         78,504               9.6
    Staffing Services Group                          52,369             --                --
    Other                                               278          4,080             (93.2)
                                                   --------       --------
                                                    662,771        572,612              15.7

  CORRECTIONAL BUSINESS:

    Wackenhut Corrections Corporation               147,840         99,635              48.4
                                                   --------       --------
                                                   $810,611       $672,247              20.6
                                                   ========       ========
OPERATING INCOME
  SERVICES BUSINESS:

    North America Operations Group                 $ 14,882       $ 14,198               4.8
    International Operations Group                      (63)          (907)            (93.1)
    Staffing Services Group                            (274)           (85)            222.4
    Corporate Expenses and Underwriting Losses      (10,819)        (8,019)             34.9
                                                   --------       --------
                                                      3,726          5,187             (28.2)
  CORRECTIONAL BUSINESS:

    Wackenhut Corrections Corporation                11,862          6,571              80.5
    Provision for Relocation Costs                       --           (750)               --
                                                   --------       --------
                                                   $ 15,588       $ 11,008              41.6
                                                   ========       ========

REVENUES

Consolidated revenues increased $138.4 million, or 20.6%, to $810.6 million for the First Nine Months of 1997 from $672.2 million for the First Nine Months of 1996.

SERVICES BUSINESS

Services Business revenues increased $90.2 million, or 15.7%, to $662.8 million in the First Nine Months of 1997 from $572.6 million in the First Nine Months of 1996.

North American Operations Group. Revenues of the North American Operations Group increased $34.1 million, or 7%, to $524.1 million in the First Nine Months of 1997 from $490.0 million in the First Nine Months of 1996. Within the North American Operations Group, revenues from the Security Services Division increased 10.6% to $298.5 million in the First Nine Months of 1997 from $269.8 million in the First Nine Months of 1996. The Security Services Division continued to increase its revenue base, primarily as a result of obtaining and maintaining contracts with major national accounts. In addition, the Division continued to expand the CPO business, which increased 37% during the First Nine Months of 1997 compared to the First Nine Months of 1996. Revenues of the Food Services Division increased 14.1% to $58.4 million in the First Nine Months of 1997 from $51.2 million in the First Nine Months of 1996, principally as a result of new business development. Revenues of the Nuclear divisions increased 5.4% to $42.9 million during the First Nine Months of 1997 from $40.7 million for the comparable period in 1996. Revenues of Wackenhut Services, Inc. decreased 7.7% to $101.9 million in the First Nine Months of 1997 from $110.4 million for the same quarter of 1996, due principally to the loss of the Strategic Petroleum Reserve contract with DynnMcDermott.

International Operations Group. International Operations Group revenues increased $7.5 million, or 9.6 %, to $86.0 million for the First Nine Months of 1997 from $78.5 million for the First Nine Months of 1996. The increase was attributable to the expansion of the core security services in Latin America and Europe, as well as diversification into other services in the Latin American market.

Staffing Services. The Staffing Services Group was started in the third quarter of 1996, and in May 1997, a subsidiary of the Company acquired the business and certain assets of the King Companies in Jacksonville, Florida. Staffing Services revenues were $52.4 million in the First Nine Months of 1997. The Company intends to continue developing the staffing services business through internal growth and acquisitions.*


*Refer to Forward-Looking Statements on page 12.

CORRECTIONAL BUSINESS

Correctional Business revenues increased $48.2 million, or 48.4%, to $147.8 million in the First Nine Months of 1997 from $99.6 million for the period last year. The increase is attributable principally to an increase in compensated resident days to 3,674,503 in the First Nine Months of 1997 from 2,588,836 for the First Nine Months of 1996. The increase in compensated resident days was due principally to the opening of three new domestic facilities and one in Puerto Rico, in the first quarter of 1997. Occupancy was kept at approximately 97%.

In addition, revenues of Australasian Correctional Management Pty. Limited ("ACM") increased $6.0 million, or 26.9%, as compared with the same period in 1996. The increase resulted principally from the opening of the Fulham Correctional Center in Victoria Australia, in March 1997.

OPERATING INCOME

Consolidated operating income increased $4.6 million, or 41.6%, to $15.6 million in the First Nine Months of 1997 from $11.0 million in the First Nine Months of 1996. Operating income for the First Nine Months of 1996 included a $750,000 provision for relocation costs.

SERVICES BUSINESS

Services Business operating income of $3.7 million for the First Nine Months of 1997 decreased $1.5 million, or 28.2%, from $5.2 million for the First Nine Months of 1996.

North American Operations Group. North American Operations Group operating income increased $684,000, or 4.8%, to $14.9 million in the First Nine Months of 1997 from $14.2 million in the First Nine Months of 1996. There was a decrease of 8.7% in the profit contribution of Wackenhut Services, Inc., or $406,000, principally due to reductions in the services provided at certain United States Department of Energy facilities and the loss of the Strategic Petroleum Reserves contract with DynnMcDermott.

International Operations Group. International Operations Group operating loss of $63,000 in the First Nine Months of 1997 decreased $844,000, as compared to a loss of $907,000 in the First Nine Months of 1996. Otherwise, the operating income of subsidiaries in Latin America and Europe continued to show significant improvement as a result of increases in the core security business and diversification into other services businesses. The operating loss of Wackenhut of Australia decreased to $1.2 million in the First Nine Months of 1997 compared to an operating loss of $1.8 million in the First Nine Months of 1996. While the operating losses of Wackenhut of Australia for the First Nine Months of 1997 were reduced, they do not reflect the full impact of recent government-mandated wage and fringe benefit increases. Management is considering several alternative strategies in relation to its Australian operation, some of which could adversely impact the carrying value of this investment.*

Staffing Services. Staffing Services operating loss was $274,000 in the First Nine Months of 1997 compared to a loss of $85,000 in the First Nine Months of 1996. The operating loss in the First Nine Months of 1997 includes the initial costs related to the development of the division early in 1997, whereas the profit contribution from the acquisition of the King Companies is included since May of 1997.


* Refer to Forward-Looking Statements on page 12.

Corporate Expenses and Underwriting Losses. The increase in corporate expenses and underwriting losses resulted principally from increases in personnel-related costs attributable to the return to fully-staffed levels after the relocation of the headquarters facility. In addition, there was an increase in information technology costs during the First Nine Months of 1997 compared to the same period in 1996, as the Company redesigns its systems hardware and software architecture.

During the First Nine Months of 1997, the Company deferred additional costs related to the development of information systems. Approximately $6.2 million of costs related to systems development has been deferred as of September 28, 1997. Management is actively reviewing the deferred charges for information systems investments as it determines its enterprise-wide strategy for delivering management information systems.*

CORRECTIONAL BUSINESS

Operating income from the Correctional Business increased $5.3 million, or 80.5%, to $11.9 million in the First Nine Months of 1997 from $6.6 million in the First Nine Months of 1996. The increase was principally attributable to the increase in domestic facility management services as a result of the opening of new facilities and the related increase in compensated resident days.

OTHER INCOME/EXPENSE

Other income increased $461,000, or 51.7%, to $1.4 million in the First Nine Months of 1997 from $892,000 in the First Nine Months of 1996. The increase was due principally to lower interest expense, which decreased 43.9% in the First Nine Months of 1997 compared to the same period in 1996 due to a decrease in the level of corporate bank borrowings.

INCOME BEFORE INCOME TAXES

Income before income taxes increased $5.0 million, or 42.4% , to $16.9 million in the First Nine Months of 1997 from income before income taxes of $11.9 million in the First Nine Months of 1996.

The combined federal and state effective income tax rate was 37.6% for the First Nine Months of 1997 and 35.3% for the First Nine Months of 1996, respectively. The higher effective rate in the First Nine Months of 1997 was due to decreases in the utilization of capital loss carryforwards and in the tax exempt income of the reinsurance subsidiary.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased $1.1 million, or 36.1%, to $4.2 million in the First Nine Months of 1997 from $3.1 million in the First Nine Months of 1996, reflecting principally the increase in earnings attributable to the public ownership in WHC.

* Refer to Forward-Looking Statements on page 12.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased $159,000, or 12.5%, to $1.4 million in the First Nine Months of 1997 from $1.3 million in the First Nine Months of 1996, primarily resulting from an increase in the net income of the joint venture of WHC in the United Kingdom, due to an increase in occupancy at that facility.

NET INCOME

Net income increased to $7.8 million in the Third Quarter 1997, or $0.53 per share, as compared to $5.9 million, or $0.44 per share for the Third Quarter 1996.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits -

         Exhibit 27 -      Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

         The Company did not file a Form 8-K during the Third Quarter 1997.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirty-nine weeks ended September 28, 1997 to be signed on its behalf by the undersigned hereunto duly authorized.

                                           THE WACKENHUT CORPORATION

DATE: November 11, 1997                        /s/ PHILIP L. MASLOWE
                                    ------------------------------------------
                                    Philip L. Maslowe, Senior Vice President,
                                    Finance and Chief Financial Officer
                                    (Duly Authorized Officer)



DATE: November 11, 1997                          /s/ JUAN D. MIYAR
                                    ------------------------------------------
                                    Juan D. Miyar, Vice President and
                                    Corporate Controller
                                    (Chief Accounting Officer)