Form 10-K405
period 1997-12-28
WACKENHUT CORP
filed 1998-03-17
CIK 104030

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 622-5656

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         At February 13, 1998, the aggregate value of 1,922,611 shares of Series A Common Stock and 8,884,540 shares of Series B Common Stock held by non-affiliates of the Registrant was $231,636,535.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1997 are incorporated by reference into Parts II and IV of this Report.

     Parts of the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

===============================================================================

                                     PART I


ITEM 1.    BUSINESS

GENERAL

     The Wackenhut Corporation (the "company") is a leading international provider of security-related and other support services and a leading developer and manager of privatized correctional and detention facilities. The company provides security services and other support services to commercial and governmental customers through its services business (the "Services Business"). Through its correctional business (the "Correctional Business"), the company also provides correctional and detention facility design, development and management services to governmental agencies. The company has approximately 56,000 full and part-time employees serving over 17,000 commercial and governmental customers through an extensive network of offices and operations in 48 states and approximately 50 countries.

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

As part of its strategy to respond to the growing trend toward privatization of governmental services, in 1984 the company entered into the development and management of privatized correctional and detention facilities, a business which is now operated exclusively through its 54% owned Wackenhut Corrections Corporation subsidiary ("WHC"). As of January 1998 WHC has contracts to manage 46 correctional and detention facilities, with a rated capacity of 30,144 beds. From December 29, 1991 to December 28, 1997, WHC's revenues increased from $37.9 million to $206.9 million and operating income increased from $1.7 million to $16.5 million, representing compound annual growth rates of 32.7% and 46.1%, respectively. As of February 27, 1998, WHC's total equity market capitalization was approximately $631.8 million.

     The company has leveraged its management skills to expand into other support services in addition to its expansion into the Correctional Business. In 1992, the company entered into the foodservice business for correctional institutions. At December 29, 1996, only 14% of the correctional foodservice market has been privatized. Consequently, the company believes that as privatization of correctional food services continues to gain acceptance at state and local levels, the Correctional Foodservice Management Division will have opportunities for expansion*.

     In the third quarter of 1996, the company entered into the professional employer organization ("PEO") employee leasing business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary. During 1997, the company continued to expand its market presence in these areas and, consistent with that strategy, Wackenhut Resources, Inc. (WRI), a subsidiary of the company, acquired the King Companies, in May 1997, and Professional Employee Management, Inc. (PEM Companies) in December 1997. Both companies are professional employer organizations and, in addition, a good percentage of the business of the King Companies is in the temporary staffing business. These two companies were combined with Oasis Outsourcing, Inc., under Wackenhut Resources, Inc., to form the Staffing Services Business. By the end of 1997, the Staffing Services Business, including PEM, had 15 offices and personnel in 35 states.

     In addition to the services, which the company has specifically targeted for expansion, the company continues to explore and selectively invest in other service businesses, including commercial and governmental support services, supplemental police services, crash-fire-rescue services, fire protection services, and airport services.

BUSINESS STRATEGY

     The company's business strategy is focused on two primary objectives: (i) enhancing its position as a leading international provider of security and security-related services by distinguishing the type and quality of security services it provides; and (ii) using its security service expertise and contacts to offer other support services to its clients. Key elements of the company's business strategy are described below:

      * ENHANCE LEADERSHIP POSITION OF CORE SECURITY-RELATED SERVICE BUSINESS. The company strives to enhance its market position by attempting to provide the most reliable and consistent service in the industry. The company believes its security professionals provide quality service because of: (i) strictly enforced screening and hiring procedures; (ii) intensive training; and (iii) well organized supervisory and feedback procedures.

      * DEVELOP SPECIALIZED SECURITY SERVICES. The company has identified and targeted National Accounts and CPOs as its primary growth areas in the security services business and seeks to expand its market position. Management believes that the high quality and consistent service of its National Accounts and CPO programs provide the company with an opportunity to establish and enhance long-term relationships with its clients.

      * DEVELOP COMPLEMENTARY SUPPORT SERVICES. The company will seek to expand the scope of complementary support services it offers. The company's successful identification and development of the correctional business and the foodservice business has provided it with the experience it believes will allow it to develop other specialized programs and support services such as professional employer organization, temporary services, building maintenance, supplemental police services, crash-fire-rescue services, fire protection services, and airport services.

      * GEOGRAPHIC EXPANSION. The company seeks to increase revenues and enhance earnings stability by continuing to expand its international presence. Historical revenue growth has been centered in Central and South America and, more recently, Western Europe. The company has also been expanding into Central and Eastern Europe, the former Soviet Union, the People's Republic of China and other countries in the Far

---------------------

* Refer to Forward Looking Statements included as Exhibit 13.0 - page 21 to this Form 10-K

        East in an attempt to capitalize on recent economic developments and political reforms in these areas. The company believes this geographic diversity helps to protect its revenues and earnings from adverse regional economic and business cycles. In addition, the company believes that its far-reaching geographic presence in approximately 50 countries worldwide provides it with an advantage when pursuing contracts with multi-national corporations.

      * CORRECTIONAL SERVICES BUSINESS. WHC's objective is to enhance its position as one of the leading providers of privatized correctional and detention services. Key elements of WHC's business strategy include: (i) effective management of projects; (ii) selective development of new business opportunities; (iii) selective pursuit of acquisitions; (iv) expansion of its scope of services; (v) expansion into international markets by establishing alliances with strategic local partners; and
        (vi) limiting capital risk.

      * STAFFING SERVICES BUSINESS. Professional employer organizations were founded to take advantage of the trend of small and medium size businesses to lease employees in order to cut costs and provide more and better employee benefits. With a national growth strategy, Wackenhut Resources plans a measured expansion into new markets and regions. Wackenhut Resources' strategy for growth is to seek a balance between employee leasing and temporary staffing. It is felt that this broader blend of human resources services will better meet the needs of our clients as outsourcing trends continue. In addition to internal growth the company seeks to increase its presence in staffing services through selective acquisitions such as the acquisitions of the King Companies, in May 1997, and Professional Employee Management, Inc. (PEM Companies), Florida in December 1997.

      * PURSUE SELECTED ACQUISITIONS. In addition to internal growth, the company's growth strategy includes selected acquisitions.

MARKETS

     SERVICES BUSINESS. The private security-related services industry includes guard and investigative services, alarm-monitoring services, security consulting services, armored car transport and other security services. The largest and most visible component of the industry is the guard and investigative services component, which also accounts for the largest portion of the company's revenues.

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

     CORRECTIONAL SERVICES BUSINESS. WHC views governmental agencies responsible for state correctional facilities in the United States and governmental agencies responsible for correctional facilities in the United Kingdom and Australia as its primary potential customers. WHC's secondary customers include the INS, other federal and local agencies in the United States and other foreign governmental agencies.

     STAFFING SERVICES BUSINESS. As a Professional Employer Organization (PEO), the staffing services group provides integrated human resource administration, such as payroll, management and risk management services. Client companies outsource a large part of the human resource function to the PEO. While the PEO becomes the employer of record for payroll and tax purposes, the client maintains control of the activities of the worksite employees. Due to the increasing complexity of the regulatory environment, employment costs per employee are rising dramatically, and constitute one of the market determinants. Outsourcing is expected to have a very compelling appeal to companies in the process of downsizing and reengineering. As a result of the acquisition of the King Companies, the staffing services group also entered the temporary staffing business.

COMPANY ORGANIZATION

     The company's business can be divided into the Security Services Business, Correctional Business and Staffing Services Business. The Securities Services Business encompasses all commercial and governmental business of the North American Operations Group (including Wackenhut of Canada Limited) and the International Operations Group. The Security Services Business provides security-related and other support services. The Correctional Business, which consists exclusively of the business conducted through WCC, provides correctional and detention facility design, development and management services to government agencies. The Staffing Services Business provides employee leasing and temporary staffing services. Provided below is financial information for each business segment for Fiscal 1997, Fiscal 1996 and Fiscal 1995. The following table sets forth the contribution to consolidated revenues and operating income by each of the company's business segments. See Note 17 of Notes to Consolidated Financial Statements (which also includes a summary of domestic and international operations) included in Exhibit 13.0 to this Form 10-K.


                                                             FISCAL             FISCAL              FISCAL
                                                              1997               1996                1995
                                                             AMOUNT             AMOUNT              AMOUNT
BUSINESS SEGMENT                                             ------             ------              ------
----------------                                                            (IN THOUSANDS)
Revenues:
     Security Services.................................  $    828,974       $    768,065        $    697,301
     Correctional Services.............................       206,930            137,784              99,431
     Staffing Services.................................        90,898                207                   -
                                                         ------------       ------------        ------------
        Total Revenues.................................  $  1,126,802       $    906,056        $    796,732
                                                         ============       ============        ============

Operating Income:
     Security Services.................................  $     20,281       $     18,736        $     20,500
     Correctional Services.............................        16,545              9,731               7,229
     Staffing Services.................................          (272)              (365)                  -
     Unallocated corporate expenses....................       (14,982)           (11,032)            (11,955)
                                                         ------------       ------------        ------------
     Operating Income before one time charges and
       impairment of assets and relocation costs.......        21,572             17,070              15,774
   One time charges and impairment of assets...........       (18,300)              (750)                  -
                                                         ------------       ------------        ------------
Total Operating Income.................................  $      3,272       $     16,320        $     15,774
                                                         ============       ============        ============


SECURITY SERVICES BUSINESS

     The Security Services Business is conducted through two separate operating groups: the North American Operations Group and the International Operations Group. The following table sets forth the contribution of each operating group to the total revenues and total operating income of the Security Services Business during Fiscal 1997, Fiscal 1996 and Fiscal 1995.

                                                                                     REVENUES
                                                            -----------------------------------------------------------
                                                             FISCAL 1997            FISCAL 1996           FISCAL 1995
                                                            --------------        --------------        ---------------
OPERATING GROUP                                             AMOUNT      %         AMOUNT      %         AMOUNT       %
---------------                                             --------------        --------------        ---------------
                                                                                  (IN THOUSANDS)
North American Operations Group
   Commercial accounts.................................    $  421,054   51      $   379,362   49        $   331,759   47
   Government/regulated industries.....................       290,771   35          285,116   37            255,575   37
                                                           ----------  ---      -----------  ---        -----------  ---
   Sub-total North American Operations.................       711,825   86          664,478   86            587,334   84
International Operations Group.........................       117,149   14          103,587   14            109,967   16
                                                           ----------  ---      -----------  ---        -----------  ---
         Total Security Services Revenues..............    $  828,974  100      $   768,065  100        $   697,301  100
                                                           ==========  ===      ===========  ===        ===========  ===


                                                                                 OPERATING INCOME
                                                            -----------------------------------------------------------
                                                             FISCAL 1997            FISCAL 1996           FISCAL 1995
                                                            --------------        --------------        ---------------
OPERATING GROUP                                             AMOUNT      %         AMOUNT      %         AMOUNT       %
---------------                                             --------------        --------------        ---------------
                                                                                  (IN THOUSANDS)
North American Operations Group
   Commercial accounts.................................    $   14,251   70      $    13,665   73        $    12,486   61
   Government/regulated industries.....................         5,846   29            6,328   34              5,136   25
                                                           ----------  ---      -----------  ---        -----------  ---
   Sub-total North American Operations.................        20,097   99           19,993  107             17,622   86
International Operations Group.........................           184    1           (1,257)  (7)             2,878   14
                                                           ----------  ---      -----------  ---        -----------  ---
         Total Security Services Operating Income......    $   20,281  100      $    18,736  100        $    20,500  100
                                                           ==========  ===      ===========  ===        ===========  ===


NORTH AMERICAN OPERATIONS GROUP. The North American Operations Group has historically provided the majority of the company's consolidated revenues. This group provides security-related and other support services throughout the United States and Canada. The North American Operations Group is subdivided between commercial and government and regulated industry accounts. In conducting its Security Services Business, the company has adopted a quality management approach. General management responsibilities for each operating group is vested in a small group of managers located at company headquarters. Day-to-day management responsibility for each group is vested in field managers who have primary responsibility for client contact and satisfaction. Field managers are selected through an intensive screening process and receive what the company believes is state-of-the-art training. Supervisory personnel from company headquarters periodically visit sites and carefully monitor operating results.

     COMMERCIAL ACCOUNTS. The company furnishes security officers (armed and unarmed) to protect its clients' property, in the United States and Canada, against fire, theft, intrusion, vandalism and other physical harm. Specialized security services offered by the company include executive protection, crash-fire-rescue services, fire protection services and airport services. The company also provides security-consulting services including security assessment and program development, specialized training programs for security guards, fire-crash-rescue personnel, and investigative services for attorneys, financial institutions and retail and industrial businesses. The company will attempt to further enhance its market position in the security-related services industry through internal growth by continuing to: (i) pursue domestic and international National Accounts; (ii) differentiate its security-related services within the industry by emphasizing its CPO program; and (iii) market the company's services to specialized market niches such as gated residential communities and hospitals.

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

     For its CPO program, the company recruits law enforcement academy graduates, former military police, and members of elite military units and college graduates with criminology-related degrees. These recruits are prepared for critical security assignments after completing a Company training program that surpasses any state or local requirements for security officer licensing. CPOs perform such functions as prisoner transportation in Maryland and Colorado, neighborhood and downtown security in Florida, transit security in Wisconsin and California, and other supplemental law enforcement-related services. Management believes that services provided by CPOs distinguish the company's services from those of the competition by providing highly specialized and trained security personnel capable of undertaking and accepting responsibilities that are beyond the capabilities of traditional security guards.

     Contracts with private industry usually are for a one- year term. Most of these contracts are subject to termination by either party on 30 days prior notice. Billing rates are based on a specified rate per hour and generally are subject to renegotiations or escalation if related costs increase because of changes in minimum wage laws or certain other events beyond the control of the company.

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

     GOVERNMENT AND REGULATED INDUSTRY ACCOUNTS. The company provides specialized security-related and support services for United States federal government entities, nuclear power generating facilities and prison and jail commissaries. Wackenhut Services, Inc. ("WSI") provides security services primarily to United States federal government entities. Services provided by WSI range from basic security and administrative support to specialized emergency response. In the United States, WSI provides security-related services at 10 sensitive government installations. For example, the company has held the operations and maintenance contract for the Savannah River Site in South Carolina since 1983, the single largest government contract for security-related services. Since 1990, the company has managed the Rocky Flats Environmental Technology Site near Denver and since 1964, has managed the Nevada Test Site near Las Vegas. Since 1984, WSI has overseen training and resource development for the United States Department of Energy at the Central Training Academy in Albuquerque, New Mexico. The company's service contracts with governmental agencies are typically cost-reimbursable contracts providing the company the ability to earn award fees based upon the achievement of performance goals. The company's service contracts with governmental agencies are subject to annual governmental appropriations.

     The company provides Nuclear Utility customers with highly trained and qualified security personnel, emergency planning, electronic detection equipment and integrated security systems to these utility companies. The terms of contracts entered into by the Nuclear Division generally are multi-year and include a variety of fee arrangements. The company's experience with requirements and standards of the Nuclear Regulatory Commission ("NRC") enable it to assist customers in ensuring NRC compliance.

     The company's correctional foodservice business, the second largest in the industry, provides over 61 million meals annually to over 100 jail and prison facilities in 27 states throughout the United States. Food for regular, therapeutic and religious diets is prepared using conventional or cook-chill methods. The company provides a quality assurance program that encompasses all aspects of the foodservice business. Specifically, the company provides product testing and menu development through its staff of nutritional experts, which includes professional dietitians. Also, to ensure high quality of service and product, facility audits are conducted on an on-going basis. The company bids for foodservice contracts and provides food services on a cost per meal basis. Complete foodservice management, commissary, laundry and janitorial programs are available to correctional clients.

     INTERNATIONAL OPERATIONS GROUP. The International Operations Group accounts for approximately 10% of the company's consolidated revenues. The International Operations Group's business is conducted primarily through Wackenhut International, Inc., ("WII").

     Since its organization in 1967, WII has grown to include a network of subsidiaries, partnerships and affiliates in 45 countries. Management believes the company's international presence, through the operations of WII, is larger than any of its domestic competitors. The company believes that its risk exposure in international operations conducted through WII is reduced substantially by the fact that the vast majority of its international operations are structured through joint ventures with parties who operate in the given market. These parties often provide valuable insight into local markets, in addition to sharing financial responsibility for the venture. WII also provides a greater variety of services than the company offers domestically. These services include, among other things, central station monitoring, armored cars and janitorial services. The company believes that this experience will be valuable in assisting the company's domestic expansion into new support service areas.

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

CORRECTIONAL SERVICES BUSINESS

     The company's Correctional Services Business is conducted through the operations of WHC. WHC is a leading developer and manager of privatized correctional and detention facilities in the United States, the United Kingdom and Australia. WHC was founded in 1984 as a division of the company to capitalize on emerging opportunities in the private correctional services market. As of January 1998, WHC has contracts to manage 46 correctional and detention facilities with an aggregate rated capacity of 30,144 beds, 35 are currently in operation and 11 are under development by WHC. WHC offers governmental agencies a comprehensive range of correctional and detention facility management services from individual consulting projects to the integrated design, construction and management of correctional and detention facilities. In addition to providing the fundamental services relating to the security of facilities and the detention and care of inmates, WHC has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education, and job and life skills training. The company believes that WHC's experience in delivering a full range of quality privatization services on a cost-effective basis to governmental agencies provides such agencies strong incentives to choose WHC when awarding new contracts or renewing existing contracts.

WHC's facility management contracts typically have original terms ranging from one to ten years and give the governmental agency at least one renewal option.

STAFFING SERVICES BUSINESS

     In the third quarter of 1996, the company entered into the PEO employee leasing business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary. During 1997, the company continued to expand its market presence in this area and, consistent with that strategy, the company acquired the King Companies, in May 1997, and PEM Companies in December 1997. Both companies are professional employer organizations and, in addition, a good percentage of the business of the King Companies is in the temporary staffing business. These two companies were combined with Oasis Outsourcing, Inc., under Wackenhut Resources, Inc., to form the Staffing Services Business. By the end of 1997, the Staffing Services Group had 15 offices and personnel in 35 states. Wackenhut Resources is now one of the largest human resources firms in the Southeast with over 600 clients. In addition to internal growth, the company will seek to increase its presence in the employee leasing and temporary staffing markets through selective acquisitions and new marketing initiatives*.

CUSTOMERS

     During Fiscal 1997, the Services Businesses provided services to more than 17,000 customers. The company's largest customer was the United States Department of Energy, which accounted for approximately 11% and 15% of the company's consolidated revenue in Fiscal 1997 and Fiscal 1996, respectively. Correctional contracts with governmental agencies of the State of Texas accounted for 32% and 39% of WHC's revenues in Fiscal 1997 and Fiscal 1996, respectively and Contracts with the State of Florida Correctional Privatization committee accounted for 13% and 9% of WHC's revenues in Fiscal 1997 and Fiscal 1996, respectively. The Staffing Services Business provides services to approximately 600 clients.

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

        WHC competes primarily on the basis of the quality and range of services offered, and its experience and reputation, both domestically and internationally, in the design and management of facilities. WHC competes with a number of companies domestically and internationally, such as Corrections Corporation of America, Correctional Services Corporation, Group 4 International Corrections Service, Securicor Group, U.K. Detention Services, Ltd., Cornell Corrections Corporation, and United States Corrections Corp. Some of the competitors are larger and have greater resources than WHC. WHC also competes on a localized basis in some markets with small companies that may have better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the correctional business without substantial capital investment or experience. In addition, in some markets WHC may compete with governmental agencies that are responsible for correctional facilities.

     The company operates the staffing business mainly in Florida, which is one of three states with the largest concentration of PEOs. Although the overwhelming majority of PEOs are small, regionally based firms (the total number has been estimated at approximately 1,300), the company competes with other major companies such as Staff Leasing, Administaff and Vicam.

------------------------
* Refer to Forward Looking Statements included as Exhibit 13.0 - page 21 to this Form 10-K

EMPLOYEES

     The Services Business' principal business is labor intensive, and is affected substantially by the availability of qualified personnel and the cost of labor. As of February 15, 1998, the Services Business had over 48,000 full and part-time employees, most of whom are security officers and other personnel providing physical security services. The company has not experienced any material difficulty in employing sufficient numbers of suitable security officers. Security officers and other personnel supplied by the company to its clients are employees of the company, even though stationed regularly at a client's premises. A small percentage of the employees of the Security Service business are covered by collective bargaining agreements. Relations with employees have been generally satisfactory.

     At January 30, 1998, the Correctional Business had 6,301 full-time employees. The Correctional Business employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. Employees at seven of WHC's Australian facilities are unionized.

     Staffing Services had approximately 200 administrative employees at December 31, 1997.

BUSINESS REGULATIONS AND LEGAL CONSIDERATIONS

     The Security Services Business is subject to numerous city, county, and state firearm and occupational licensing laws that apply to security officers and private investigators. Many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, and imposing minimum bond, surety, or insurance standards. Many foreign countries have laws that restrict the company's ability to render certain services, including laws prohibiting security-related services or limiting foreign investment.

     In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

     The industry in which the Correctional Business operates is subject to national, federal, state and local regulations in the United States, United Kingdom and Australia which are administered by a variety of regulatory authorities. Generally, prospective providers of correctional services must be able to detail their readiness to, and must, comply with a variety of applicable state and local regulations, including education, health care and safety regulations. WHC's contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. WHC's Kyle New Vision Chemical Dependency Treatment Center is licensed by the Texas Department of Criminal Justice to provide substance abuse treatment. Certain states, such as Florida and Texas, deem prison guards to be peace officers and require WHC personnel to be licensed and may make them subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

     The Staffing Services Business is subject to all federal and state laws regarding the employer-employee relationship, including numerous federal and state laws relating to labor, tax and discrimination matters. While many states do not explicitly regulate PEO activities, a number of states have passed laws that have licensing or registration requirements for PEO companies and other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEO companies. The company believes it conducts its business in compliance with the licensing and registration requirements of the states in which it operates and monitors such compliance annually.

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

ITEM 2.    PROPERTIES

     The company relocated its executive offices to The Wackenhut Center, a newly constructed building located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida, in March 1996. The Wackenhut Center contains approximately 91,800 square feet and is leased from P.G.A. Professional Center, Ltd., for an initial term of 15 years, with consecutive options to extend the term of the lease for three additional five-year periods. This lease requires annual rental payments in the amount of $1,758,102 with no escalation during the initial 15-year term.

      WHC owns the land and a 66,000 square foot building in Aurora, Colorado, and the land and a 61,400 square foot building in Queens, New York, which are operated by WHC as detention centers under contracts with the United States Government and a 35,000 square foot building operated by WHC as a correctional facility under contract with the State of California in McFarland, California. In 1997, WHC purchased and renovated an 86-bed psychiatric hospital in Ft. Lauderdale, Florida.

      The company owns a 15,000 square foot warehouse building in Miami, Florida. In addition, the company owns two buildings in Ecuador and one each in the Dominican Republic, Costa Rica, Puerto Rico and Uruguay that are used for the operations of its foreign subsidiaries in those countries. All other offices of the company are leased. The aggregate annual rent for all non-cancelable operating leases of office space, automobiles, data processing and other equipment is approximately $10,055,000. The company owns substantially all uniforms, firearms, and accessories used by its security officers.

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

     ALAN B. BERNSTEIN is Executive Vice President of the company and President, North American Operations Group and has been since April 27, 1991. Prior to that, Mr. Bernstein was Senior Vice President, Domestic Operations from 1986 to 1991. He has been employed by the company since 1976, except for a brief absence during 1982 when he was a partner in a family-owned security alarm business in New York State. Mr. Bernstein has served in the following positions with the company or its subsidiaries: Vice President of Domestic Operations, 1985; Vice President, Corporate Business Development, 1984; Acting President, Wackenhut Systems Corporation, 1983; Director of Integrated Guard Security, 1981; and Manager of Wackenhut Electronic Systems Corporation (Miami) from 1976 to 1981. He received his B.S.E.E. degree from the University of Rochester, and a M.B.A. degree from Cornell University.

     FERNANDO CARRIZOSA is Senior Vice President and President, International Operations Group and has been since January 28, 1989. Mr. Carrizosa was Vice President of International Operations Group from January 31, 1988 to January 28, 1989. He joined Wackenhut de Colombia in 1968 as Manager of Investigations. He was promoted to Manager of Human Resources, and then to Assistant to the President in 1974. He moved to Headquarters as a trainee in 1974, and was promoted to Manager of Latin American Operations in 1980, a capacity in which he served until 1983. Mr. Carrizosa also served as Executive Vice President of Wackenhut International, 1983 to 1984 and President of Wackenhut International, 1984 to 1988. He is a Director of several subsidiaries and affiliates of the company. He received a B.B.A. from Universidad Javeriana in Colombia, and a M.B.A. with honors from Florida International University in 1976.

     ROBERT C. KNEIP is Senior Vice President, Corporate Planning and Development of the company, and Chief Executive Officer of Wackenhut Resources, Inc. Since he joined the company in 1982, Dr. Kneip has held various positions in the company including Director, Power Generating Services; Director, Contracts Management;

Vice President, Contracts Management; and Vice President, Planning and Development. Dr. Kneip started the Staffing Services Business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary of the Company in 1996 and continues to be a major factor in the Company's development of the Staffing Services Business. Prior to joining the company, Dr. Kneip was employed by the Atomic Energy Commission, the Nuclear Regulatory Commission and Dravo Utility Constructors, Inc. He received a B.A. (Honors) from the University of Iowa, and an M.A. and Ph.D. from Tulane University.

     PHILIP L. MASLOWE is Senior Vice President and Chief Financial Officer of the company. He joined the company in August 1997. Prior to joining the company, Mr. Maslowe was employed by KinderCare Learning Centers, Inc., as Executive Vice President and Chief Financial Officer since 1993. Before joining KinderCare, he was Executive Vice President and Chief Financial Officer of Thrifty Corporation. From 1980 to 1991, Mr. Maslowe was with The Vons Companies, Inc., where he served as Group Vice President, Finance. Before joining Vons, he was audit manager with Price Waterhouse and Company. Mr. Maslowe is a graduate of Loyola University of Chicago and holds a M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.

     SANDRA L. NUSBAUM is Senior Vice President, Human Resources of the company. Since she joined the company in 1981 Ms. Nusbaum has held various positions in the company including Personnel Representative, Director of Compensation and Benefits, and Vice President, Human Resources. Prior to joining the company, Ms. Nusbaum was employed by DAK Industries. Ms. Nusbaum received a BBA degree in Personnel Management and Marketing from Florida International University.

     JAMES P. ROWAN is Senior Vice President General Counsel and Assistant Secretary of the company. He joined the company in 1979 as Assistant General Counsel, became Associate General Counsel in 1982 and a Vice President in 1986. He is an attorney admitted to the Bar of the States of Indiana, Iowa and Michigan. He holds degrees of B.S.C. (Accounting) and J.D. (Law) from the University of Iowa and a C.P.A. from the University of Illinois.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to page 21 of the Registrant's 1997 Annual Report to Shareholders, EXHIBIT 13.0.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to pages 22 through 23 of the Registrant's 1997 Annual Report to Shareholders, Exhibit 13.0.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 24 through 29 of the Registrant's 1997 Annual Report to Shareholders, Exhibit 13.0.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 30 through 42 of the Registrant's 1997 Annual Report to Shareholders, Exhibit 13.0, except for the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Registrant" and is included in Part I, hereto) is contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the company's 1998 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

              The following consolidated financial statements of the company, included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1997 are incorporated by reference in
         Part II, Item 8:

           Consolidated Balance Sheets - December 28, 1997 and December 29, 1996

           Consolidated Statements of Income - Fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995

           Consolidated Statements of Cash Flows - Fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995

           Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements - Fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995

              With the exception of the information incorporated by reference from the 1997 Annual Report to Shareholders in Part II, Items 5,6,7,8, and Parts IV of the Form 10-K, the Registrant's 1997 Annual Report to Shareholders is not to be deemed filed as part of this Report.

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

     3.  Exhibits

         The following exhibits are filed as part of this Annual Report:

   EXHIBIT
   NUMBER                             DESCRIPTION
   -------                            -----------
     3.1 Articles of Incorporation as amended (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     3.2 Bylaws currently in effect (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     4.1 Revolving Credit and Reimbursement Agreement dated December 30, 1997 by and among The Wackenhut Corporation, Nations Bank, N.A., ScotiaBanc, and SunTrust Bank, as Lenders, and NationsBank, N.A., as Agent

     4.2 Receivables Purchase Agreement dated as of December 30, 1997 among Wackenhut Funding Corporation, as Transferor, The Wackenhut Corporation, as Servicer, Enterprise Funding Corporation, as a Purchaser, and Nations Bank, N.A., as Agent

     4.3 Amended and Restated Credit Agreement, dated December 18, 1997, by and among Wackenhut Corrections Corporation, Nations Bank, National Association, Scotia Banc Inc. and the Lenders Party thereto from time to time (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

     4.4 Amended and Restated Participation Agreement, dated June 19, 1997 among Wackenhut Corrections Corporation, First Security Bank, National Association, the Various Bank and other Lending Institutions which are partners thereto from time to time, Scotia Banc Inc., and Nations Bank, National Association (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

     4.5 Amended and Restated Lease Agreement, dated as of June 19, 1997, between First Security Bank, National Association and Wackenhut Corrections Corporation (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

     4.6 Guaranty and Suretyship Agreement, dated December 18, 1997, among the Guarantors parties thereto and Nations Bank, National Association (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

     4.7 Third Amended and Restated Trust Agreement, dated as of June 19, 1997, among Nations Bank, National Association and other financial institutions parties thereto and First Security Bank, National Association. (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

      4.8 LC account agreement, dated as of December 30, 1997, and made between The Wackenhut Corporation, a Florida Corporation and Nations Bank, National Association, a national banking association, as a Lender

      4.9 Amended and Restated Guaranty and Suretyship agreement, dated as of December 30, 1997

     10.1 Form of Deferred Compensation Agreement for Executive Officers (the "Senior Plan"): Alan B. Bernstein, Fernando Carrizosa, Robert C. Kneip, and Richard R. Wackenhut

     10.2 Amendments to the Deferred Compensation Agreements for Executive Officers (the "Senior Plan"): Alan B. Bernstein, Fernando Carrizosa, Robert C. Kneip, and Richard R. Wackenhut

     10.3 Executive Officer Retirement Plan (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.4  Amended and Restated Split Dollar arrangement with George R. and Ruth
           J. Wackenhut (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.5 Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.6 First Amendment dated November 3, 1995 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.7 Key Employee Long-Term Incentive Stock Plan dated July 1991 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.8 Second Amendment dated August 1, 1996 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 29, 1996)

     10.9 Amended Non-employee Director Stock Option Plan dated October 29, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 29, 1996)

    10.10 Third Amendment dated December 10, 1997 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071

    10.11 Summary description of the amendment to the Key Employee Long-Term Incentive Stock Plan effective as of January 28, 1997

     13.0 Annual Report to Shareholders for the year ended December 28, 1997, beginning with page 21 (to be deemed filed only to the extent required by the instructions to exhibits for reports on this Form 10-K)

     21.1  Subsidiaries of The Wackenhut Corporation

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



                  THE WACKENHUT CORPORATION

                  By: /s/ Philip L. Maslowe           Date: March 16, 1998
                      ----------------------
                       Philip L. Maslowe
                   SENIOR VICE PRESIDENT AND
                    CHIEF FINANCIAL OFFICER

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




                 SIGNATURE                                  TITLE                                          DATE
                 ---------                                  -----                                          ----
/s/ George R. Wackenhut*                     Chairman of the Board and Chief Executive                March 9, 1998
-----------------------------------------    Officer (principal executive officer)
          George R. Wackenhut


/s/Philip L. Maslowe                         Senior Vice President and Chief Financial                March 16, 1998
-----------------------------------------    Officer
           Philip L. Maslowe


/s/ Juan D. Miyar                            Vice President and Corporate Controller                  March 16, 1998
-----------------------------------------    (principal accounting officer)
             Juan D. Miyar


/s/ Julius W. Becton, Jr.*                   Director                                                  March 7, 1998
-----------------------------------------
         Julius W. Becton, Jr.

/s/ Carroll A. Campbell*                     Director                                                  March 9, 1998
-----------------------------------------
        Carroll A. Campbell


/s/ Richard G. Capen, Jr.*                   Director                                                  March 6, 1998
-----------------------------------------
         Richard G. Capen, Jr.


/s/  Anne N. Forman*                         Director                                                 March 11, 1998
-----------------------------------------
            Anne N. Foreman


/s/ Edward L. Hennessy, Jr.*                 Director                                                 March 13, 1998
-----------------------------------------
        Edward L. Hennessy, Jr.




                 SIGNATURE                                  TITLE                                          DATE
                 ---------                                  -----                                          ----

/s/ Paul X. Kelley*                          Director                                                 March 9, 1998
-----------------------------------------
             Paul X. Kelley


/s/ Nancy Clark Reynolds*                    Director                                                 March 13, 1998
-----------------------------------------
          Nancy Clark Reynolds



/s/ Geroge R. Wackenhut*                     Director                                                  March 9, 1998
-----------------------------------------
          George R. Wackenhut

/s/ Richard R. Wackenhut*                    Director                                                 March 12, 1998
-----------------------------------------
          Richard R. Wackenhut


*By: /s/ James P. Rowan                      Senior Vice President, General Counsel and               March 16, 1998
-----------------------------------------    Assistant Secretary
             James P. Rowan
            Attorney-in-fact

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Wackenhut Corporation's 1997 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed above in Item 14(a)(2) of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLPs


West Palm Beach, Florida,
    February 11, 1998.

                                   SCHEDULE II

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996
                              AND DECEMBER 31, 1995

                                 (IN THOUSANDS)


                                                  BALANCE AT     CHARGED TO     CHARGED     DEDUCTIONS,    BALANCE AT
                                                   BEGINNING      COST AND      TO OTHER       ACTUAL        END OF
DESCRIPTION                                        OF PERIOD      EXPENSES      ACCOUNTS    CHARGE-OFFS      PERIOD
-----------                                       ----------     ----------     --------    -----------    ----------
YEAR ENDED DECEMBER 28, 1997:
Allowance for doubtful accounts..................  $  1,997       $  1,249      $    38       $  (571)       $ 2,713
Valuation allowance - deferred tax asset.........  $    142              -            -       $   (81)       $    61

YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful accounts..................  $  1,268       $  1,362            -       $  (633)       $ 1,997
Valuation allowance - deferred tax asset.........  $    162       $      -            -       $   (20)       $   142

YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful accounts..................  $  1,056       $    863      $  (162)      $  (489)       $ 1,268
Valuation allowance - deferred tax asset.........  $    150       $     12            -       $     -        $   162

FINANCIAL REVIEW
The Wackenhut Corporation and Subsidiaries

Market for the Company's Common Equity and Related Stockholder Matters

During the second quarter of 1996, the company sold 2,500,000 shares of its series B common stock in connection with a public offering at a price of $23.50 per share, before deducting underwriting discounts and commissions and estimated offering expenses. Net proceeds of $54,020,000 from the offering were used to repay the outstanding balance on the revolving loan, to repurchase a portion of the receivables sold under the accounts receivable securitization facility and for general corporate purposes.

Regular quarterly dividends of $.065 per share on both its outstanding series A and B common stock were declared and paid for each of the four quarters of fiscal 1997 and 1996, respectively. The company intends to declare future quarterly dividends on series A and B common stock, depending on its earnings, financial condition, capital requirements and other relevant factors.

The ensuing table shows the high and low prices for the company's series A and B common stock, as reported on the New York Stock Exchange, for each quarterly period during fiscal 1997 and 1996. The prices shown in the table have been rounded to the nearest 1/16th. The approximate number of record holders of series A and B common stock, as of March 2, 1998, was 682 and 722, respectively.



                                  Fiscal 1997                                            Fiscal 1996
---------------------------------------------------------------------------------------------------------------------------
                      Series A                  Series B                       Series A                Series B
---------------------------------------------------------------------------------------------------------------------------
Quarter           High         Low          High         Low              High          Low         High        Low
---------------------------------------------------------------------------------------------------------------------------
First          $ 19         $ 16-1/2     $ 15-3/4     $ 13-5/8          $ 20-3/8     $ 14-1/4     $ 17-1/8    $12-3/8
Second           19-3/8       15-3/8       20-7/8       13-3/4            31-1/8       18-3/4       27-7/8     14-3/4
Third            24-1/2       18-3/4       20-5/8       17-1/4            24-5/8       16-3/4       18-1/2     13-3/8
Fourth           24-11/16     19           22-7/8       16-7/8            20-5/8       14-5/8       17-1/4     11-7/8
---------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Forward-Looking Statements
The management's discussion and analysis of financial condition and results of operations, corporate profile, letter to shareholders, corporate diversity, and the February 19, 1998 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the corporation operates. These sections of the annual report also include management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (future factors) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future factors include increasing price and product/service competition by domestic and foreign competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the corporation's future business. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other future factors.
--------------------------------------------------------------------------------

The Wackenhut Corporation and Subsidiaries
Selected Financial Data

(in thousands except per share data)


The selected consolidated financial data should be read in conjunction with the company's consolidated financial statements and the notes thereto.



FISCAL YEARS ENDED: (a)                                                                              1997           1996
---------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Revenues                                                                                          $1,126,802      $906,056
Operating income (b)                                                                                   3,272        16,320
Income before income taxes (b)                                                                         6,029        17,875
Income before extraordinary charge and cumulative effect of accounting change (b)                        103         9,057
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for income taxes
                                                                                                  -------------------------
Net income                                                                                        $      103      $  9,057
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - BASIC: (c)
Income before extraordinary charge and cumulative effect of accounting change (b)                 $      .01      $    .66
Extraordinary charge - early extinguishment of debt, net of income taxes
     Cumulative effect of accounting change for income taxes
                                                                                                  -------------------------
Net income - Basic                                                                                $      .01      $    .66
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - ASSUMING DILUTION: (c)
Income (loss) before extraordinary charge and cumulative effect of accounting change (b)          $     (.01)     $    .65
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for income taxes
                                                                                                  -------------------------
Net income (loss) - Assuming Dilution                                                             $     (.01)     $    .65
---------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER SHARE OF COMMON STOCK: (c)
Regular quarterly dividends                                                                       $      .26      $    .26
Special dividend
Total dividends                                                                                   $      .26      $    .26
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION:
Working capital                                                                                   $  116,909      $148,076
Total assets                                                                                         404,442       323,918
Total debt (d)                                                                                        15,849         5,890
Shareholders' equity                                                                                 146,839       148,229
---------------------------------------------------------------------------------------------------------------------------

(a) Fiscal years 1992 and 1987 included 53 weeks.
(b) Fiscal year 1997 includes a one-time pre-tax charge of $18.3 million before income taxes ($11.3 million after income taxes) or $0.76 per share. as discussed in Note 2 of the consolidated financial statements.
(c) Restated to reflect a 25% stock dividend declared during fiscal 1995 and 1994 and to reflect a 100% stock dividend, effected in the form of a stock split, declared during fiscal 1992.
(d) Includes current portion of long-term debt, notes payable and long-term debt.

    1995          1994          1993          1992          1991          1990           1989         1988           1987
---------------------------------------------------------------------------------------------------------------------------
 $ 796,732     $ 726,753      $659,256      $615,378     $ 570,411      $521,191     $  462,181     $400,996      $ 381,972
    15,774         6,592         4,496         3,367        13,859        12,097         10,225        5,334          6,032
    13,733         3,002         3,371         1,588        11,867        10,664          8,524        7,382          7,915
     7,260         2,272         3,609         1,137         7,721         6,963          5,874        5,195          5,660
                    (887)       (1,444)
                                               7,370
---------------------------------------------------------------------------------------------------------------------------
 $   7,260     $   1,385      $  2,165      $  8,507     $   7,721      $  6,963     $    5,874     $  5,195      $   5,660
---------------------------------------------------------------------------------------------------------------------------

 $     .60     $     .19      $    .30      $    .09     $     .64      $    .58     $      .49     $    .43      $     .46
                    (.08)         (.12)
                                                 .61
---------------------------------------------------------------------------------------------------------------------------
 $     .60     $     .11      $    .18      $    .70     $     .64      $    .58     $      .49     $    .43      $     .46
---------------------------------------------------------------------------------------------------------------------------

 $     .60     $     .19      $    .30      $    .09     $     .64      $    .58     $      .49     $    .43      $     .46
                    (.08)         (.12)
                                                 .61
---------------------------------------------------------------------------------------------------------------------------
 $     .60     $     .11      $    .18      $    .70     $     .64      $    .58     $      .49     $    .43      $     .46
---------------------------------------------------------------------------------------------------------------------------

 $     .24     $     .23      $    .23      $    .20     $     .19      $    .19     $      .19     $    .19      $     .19
                                                                                                         .96
 $     .24     $     .23      $    .23      $    .20     $     .19      $    .19     $      .19     $   1.15      $     .19
---------------------------------------------------------------------------------------------------------------------------

 $  51,865     $  75,589      $ 56,163      $ 56,932     $  48,599      $ 42,413     $   40,635     $ 38,461      $  35,588
   197,927       212,757       211,297       192,236       172,093       164,085        157,681      150,318        130,439
     6,502        42,756        67,940        63,990        47,650        46,850         51,325       47,058         10,600
    62,904        57,459        47,362        47,587        42,847        37,865         33,616       30,528         39,653
---------------------------------------------------------------------------------------------------------------------------

The Wackenhut Corporation and Subsidiaries
MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular information in thousands)

OVERVIEW
The company is a leading provider of security-related and other support services to business and government and a developer and manager of privatized correctional and detention facilities. Also, in 1996, the company entered into the employee leasing and temporary staffing businesses. The company provides security-related, outsourcing and other support services through the security services business. Through the correctional business, the company provides correctional and detention facility design, development and management services to government agencies. The company's business is organized into four major groups: North American Operations, Wackenhut Corrections Corporation (NYSE:
WHC), the company's 54% owned corrections subsidiary, International Operations and Staffing Services.

The company is well established in its core security-related services business and has expanded into a range of other support services, which include construction, management and administration of correctional facilities, food services for correctional institutions, and more recently, employee leasing and temporary staffing. During 1997, the company continued to expand its market presence in these areas and, consistent with that strategy, acquired the businesses and certain assets of the Jim King Companies (King Companies) in Jacksonville, Florida in May 1997, and Professional Employee Management, Inc.
(PEM) in Sarasota, Florida in December 1997. Both companies are professional employer organizations.

During the fourth quarter of 1997, the company recognized a one-time pretax charge of $18.3 million ($11.3 million after income taxes, or $0.76 per common share). The one-time charge included a loss of $6.0 million ($3.8 million after income taxes) on the sale of the company's Australian security business. Also, as a result of a strategic review process and analysis, the company determined that deferred information systems costs and certain domestic and international investments were identified as impaired, resulting in a write-off of $12.3 million ($7.4 million after income taxes). These assets were not functional as part of the company's upgraded information technology platform or impaired due to their inability to generate future cash flows. The one-time charges will not result in any significant future cash requirements.

RESULTS OF OPERATIONS
The table on page 25 summarizes results of operations for the company's three business segments by organizational group.

COMPARISON OF FISCAL YEAR 1997 TO FISCAL YEAR 1996

REVENUES

Fiscal 1997 consolidated revenues increased $220.7 million or 24% over fiscal 1996.

SECURITY SERVICES BUSINESS
Fiscal 1997 security services business revenues increased $60.9 million or 8% to $828.9 million from $768.1 million in fiscal 1996.

North American Operations
Revenues of the North American Operations Group increased $47.3 million, or 7%, to $711.8 million in fiscal 1997 from $664.5 million in fiscal 1996. Within the North American Operations Group, revenues from commercial accounts represented approximately 59% of total revenues of the group in fiscal 1997 versus 57% in fiscal 1996. Revenues from government/regulated industries represented the other portion of revenues. Commercial account revenues increased 11% in fiscal 1997 over fiscal 1996, primarily due to the continued success of the group in developing its client base of national accounts, which increased 13% over the prior year, and marketing its higher level of quality security services of the Custom Protection Officer(R) (CPO), which increased 35% this year as compared to last year. Revenues of government and regulated industries increased 2% in fiscal 1997 over fiscal 1996.

International Operations
International Operations' revenues increased $13.6 million, or 13%, to $117.1 million in fiscal 1997 from $103.6 million in fiscal 1996. Revenues in Latin America and Europe continued to increase principally through expansion of the core businesses and diversification of services. In December 1997, the company sold its Australian security subsidiary, which had revenues of $13.8 million in fiscal 1997 and $13.7 million in 1996.

CORRECTIONAL BUSINESS
Fiscal 1997 correctional business revenues increased $69.1 million, or 50%, to $206.9 million in fiscal 1997 from $137.8 million in fiscal 1996. The increase, which reflects the dramatic growth in the industry, was due principally to the opening of seven domestic facilities and six foreign facilities. Design capacity of facilities in operation increased by 8,485 beds, or 69%, to 20,720 beds at year-end, up from 12,235 beds at the beginning of the year. Occupancy increased to 97.2% of capacity in fiscal 1997 from

                                                         1997                           1996                         1995
                                              ------------------------        ----------------------       -----------------------
                                                      $          %                   $         %                 $           %
                                              ------------------------        ----------------------       -----------------------
REVENUES (a)
SECURITY SERVICES
     North American Operations                  $  711,825      63.2            $ 664,478     73.4           $ 587,334      73.7
     International Operations                      117,149      10.4              103,587     11.4             109,967      13.8
                                              ------------------------        ----------------------       -----------------------
                                                   828,974      73.6              768,065     84.8             697,301      87.5
CORRECTIONAL SERVICES                              206,930      18.3              137,784     15.2              99,431      12.5
STAFFING SERVICES                                   90,898       8.1                  207      0.0
                                              ------------------------        ----------------------       -----------------------
CONSOLIDATED REVENUES                           $1,126,802     100.0            $ 906,056    100.0           $ 796,732     100.0
                                              ------------------------        ----------------------       -----------------------

OPERATING INCOME (b)
SECURITY SERVICES
     North American Operations                  $   20,097       2.8            $  19,993      3.0           $  17,622       3.0
     International Operations                          184       0.2               (1,257)    (1.2)              2,878       2.6
                                              ------------------------        ----------------------       -----------------------
                                                    20,281       2.4               18,736      2.4              20,500       2.9
CORRECTIONAL SERVICES                               16,545       8.0                9,731      7.1               7,229       7.3
STAFFING SERVICES                                     (272)     (0.3)                (365)  (176.3)
UNALLOCATED CORPORATE EXPENSES                     (14,982)     (1.3)             (11,032)    (1.2)            (11,955)     (1.5)
ONE-TIME CHARGE AND IMPAIRMENT OF ASSETS           (18,300)     (1.6)                (750)    (0.1)
                                              ------------------------        ----------------------       -----------------------
CONSOLIDATED OPERATING INCOME                   $    3,272       0.3            $  16,320      1.8           $  15,774       2.0
                                              ------------------------        ----------------------       -----------------------

(a) Represents percent of total revenues.
(b) Represents percent of respective business related revenues.

96.8% in fiscal 1996, and total compensated resident days increased 45% to 5.2 million at the end of fiscal 1997 from 3.6 million for fiscal 1996.

STAFFING SERVICES
Staffing Services was started in the third quarter of 1996, and in May 1997, the company acquired the business and certain assets of the King Companies. Staffing Services revenues were $90.9 million for fiscal 1997. In December 1997, the company acquired the business and substantially all of the assets of PEM.

The operating results of the company included the results of operations of the King Companies since May 1997 and PEM since December 22, 1997. PEM had revenues of approximately $200 million for its fiscal 1997. The company intends to continue developing the staffing services business through internal growth and acquisitions.*

OPERATING INCOME
Fiscal 1997 consolidated operating income was $3.3 million versus $16.3 million in fiscal 1996. Before the one-time charges, fiscal 1997 operating income of $21.6 million was $4.5 million, or 26%, higher than fiscal 1996 operating income of $17.1 million.

SECURITY SERVICES BUSINESS
Fiscal 1997 security services business operating income of $20.3 million increased $1.5 million, or 8%, from $18.7 million in fiscal 1996.

North American Operations
North American operating income remained essentially flat. However, operating results for the second half of 1996, benefited from a one-time reduction ("holiday") in health insurance costs and adjustments to insurance accruals of approximately $0.8 million.

International Operations
As previously discussed, the company sold its Australian security business and certain related assets in January 1998. The operating loss of Wackenhut of Australia was $1.6 million in fiscal 1997 and $2.5 million in fiscal 1996. International Operations operating income increased $1.4 million to $0.2 million in fiscal 1997 from a loss of $1.3 million in fiscal 1996. Excluding the loss of Wackenhut of Australia, International Group operating income was $0.5 million, or 44%, higher in fiscal 1997 versus fiscal 1996. The operating income of subsidiaries in Latin American and Europe continued to show significant improvements as a result


* Refer to Forward-Looking Statements on page 21.

of increases in the core security business and diversification into other security-related services.

CORRECTIONAL BUSINESS
Fiscal 1997 operating income from the correctional business increased $6.8 million, or 70%, to $16.5 million from $9.7 million in fiscal 1996. Operating margin improved 0.9% as a percentage of revenues from 7.1% in fiscal 1996 to 8.0% in fiscal 1997. The improved results are attributable principally to increased profit contribution from new facilities, increased utilization of existing facilities and continued leveraging of overhead.

STAFFING SERVICES
Staffing Services operating loss was $272,000 in fiscal 1997, its first full year of operations, compared to a loss of $365,000 in fiscal 1996.

CORPORATE EXPENSES AND INFORMATION SYSTEMS
The increase in corporate expenses resulted principally from an increase in information technology costs in fiscal 1997 compared to fiscal 1996, as the company redesigns its systems hardware and software architecture. In addition, there was an increase in personnel related costs attributable to the return to fully-staffed levels after the relocation of the headquarters facility.

During the current year, management reviewed the information systems requirements of the company and determined that the investment in deferred information systems costs was impaired. Consequently, the company wrote off its investment in deferred information systems costs in the fourth quarter of 1997. In addition, management developed a plan to address its future information systems needs and the Year 2000 issue. The preliminary estimate of the total costs to be incurred in new systems is approximately $21.0 million over the next two years, of which approximately $19.0 million will be capitalized and $2.0 million will be expensed.

Capitalized costs will be amortized over the software's useful life. The company has not completely determined the effect of expenditures related to the year 2000 issue, but they are not expected to be significant and will be expensed as incurred.*

EBITDA
Fiscal 1997 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $20.8 million versus $30.2 million in fiscal 1996. Adjusted EBITDA, which excludes the one-time charges for both years, increased 26%, or $8.2 million, to $39.1 million from $30.9 million in fiscal 1996. As a percentage of revenues, Adjusted EBITDA improved to 3.5% from 3.4%. Neither EBITDA nor Adjusted EBITDA represents cash flow from operations as defined by generally accepted accounting principles.

OTHER INCOME/EXPENSE
Other income increased $1.2 million to $2.7 million in fiscal 1997 from $1.6 million in fiscal 1996, primarily due to the decrease in interest expense of $1.3 million. Borrowings under the accounts receivable securitization and revolving credit facilities were at a minimum during 1997, as cash from operations and cash proceeds from the 1996 public offerings of the company and Wackenhut Corrections were used for acquisitions, start-up and construction of new facilities.

INCOME BEFORE INCOME TAXES
Fiscal 1997 income before income taxes was $6.0 million, after deducting the one-time charge of $18.3 million, compared to $17.9 million in fiscal 1996. Before the one-time charge, income before income taxes was $24.3 million in fiscal 1997, compared to $17.9 million in fiscal 1996 for an increase of $6.5 million, or 36%.

INCOME TAXES
The combined federal and state effective income tax rate was 37.7% for fiscal 1997 and 35.3% for fiscal 1996. The higher effective rate in fiscal 1997 was due to decreases in the utilization of capital loss carryforwards and tax exempt income of the reinsurance subsidiary.

MINORITY INTEREST EXPENSE
Minority interest expense (net of income taxes) increased to $5.8 million in 1997 from $4.1 million in 1996, reflecting principally the increase in earnings of Wackenhut Corrections Corporation.

EQUITY INCOME OF FOREIGN AFFILIATES
Equity income of foreign affiliates (net of income taxes) increased $0.5 million, or 28%, to $2.1 million in fiscal 1997 from $1.6 million in fiscal 1996, primarily due to an increase in the income of the joint venture of Wackenhut Corrections in the United Kingdom.

NET INCOME
Net income was $103,000 for fiscal 1997, or $0.01 per share, as compared to $9.1 million, or $0.66 per share for fiscal 1996. Earnings per share on a diluted basis was a loss of $0.01 in fiscal 1997 compared to earnings per share of $0.65 for fiscal 1996. Net income for fiscal 1997 was reduced by the one-time charge of $11.3 million after income taxes, or $0.76 per share.

COMPARISON OF FISCAL YEAR 1996 TO FISCAL YEAR 1995

REVENUES

Consolidated revenues increased 14% to $906.1 million in 1996 from $796.7 million in fiscal 1995.

SECURITY SERVICES BUSINESS
Security services business revenues increased 10% to $768.1 million in fiscal 1996 from $697.3 million in fiscal 1995.

North American Operations
Revenues of the North American Operations Group increased $77.2 million, or 13%, to $664.5 million in fiscal 1996 from $587.3 million in fiscal 1995. Revenues from commercial accounts represented 57% of the total revenues of the group in fiscal 1996 versus 56% in fiscal 1995. Commercial accounts revenue increased $47.6 million, or 14%, in fiscal 1996 over fiscal 1995, primarily due to the increase in revenues from national accounts and Custom Protection Officer(R) revenues, which increased by 25% and 15%, respectively. Revenues to the U.S. Government and regulated industries were 43% of total revenues of the group in fiscal 1996, versus 44% in fiscal 1995, and increased 12% during the same period. The increase was due principally to the acquisition of the business of the correctional Food Services Division of Service America Corporation, which was partially offset by the loss of the Strategic Petroleum Reserve contract with DynMcDermott and reductions in government funding at U.S. Department of Energy facilities.

International Operations
International Operations Group revenues decreased 6% to $103.6 million in fiscal 1996 from $110.0 million in fiscal 1995 due principally to the deconsolidation of the former subsidiary in Chile which is now a minority-owned affiliate. Revenues of the Chilean operations for the first nine months of fiscal 1995 amounted to $14.2 million. Excluding the effects of the Chilean operation, revenues of the International Operations Group were actually $7.8 million higher than in fiscal 1995 due to the increased revenues in Europe and Australia.

CORRECTIONAL BUSINESS
Correctional Business revenues increased 39% to $137.8 million in fiscal 1996 from $99.4 million in fiscal 1995. Of the increase in fiscal 1996 revenues, $35.4 million was generated by domestic operations and $3.0 million was generated by operations in Australia. The increase in domestic revenues in fiscal 1996 was primarily attributable to an increase in compensated resident days of 1.2 million resulting from the opening of new facilities and increased services to existing facilities. Compensated resident days of the Australian subsidiary of Wackenhut Corrections increased to 440,000 in fiscal 1996 from 420,000 in fiscal 1995.

OPERATING INCOME
Consolidated operating income increased to $16.3 million in fiscal 1996, after deducting $750,000 for relocation costs, from $15.8 million in fiscal 1995. Excluding the provision for relocation costs, consolidated operating income increased 8% in fiscal 1996 versus fiscal 1995.

SECURITY SERVICES BUSINESS
Operating income from the security services business decreased 9% to $18.7 million in fiscal 1996 from $20.5 million in fiscal 1995. The decrease in the operating income of the security services business can be attributed principally to the operating losses of Wackenhut of Australia Pty., Ltd. of $2.5 million in fiscal 1996.

North American Operations
The operating income of the North American Operations Group increased 14% to $20.0 million in fiscal 1996 from $17.6 million in fiscal 1995. There was a significant increase in the profit contribution of the core security-related business resulting from consistent profit margins and higher revenues. The group also realized a significant increase in operating profits principally due to the acquisition of Service America's food service unit.

International Operations
The International Operations Group had an operating loss of $1.3 million in fiscal 1996 compared to operating income of $2.9 million in fiscal 1995. The operating loss in fiscal 1996 was primarily due to: (i) the operating losses of $2.5 million from the new security services subsidiary in Australia, Wackenhut of Australia Pty., Ltd.; (ii) the decrease in operating income which resulted from the deconsolidation of the former subsidiary in Chile; and (iii) operating losses in the Czech Republic and other subsidiaries principally in Africa.

CORRECTIONAL BUSINESS
Wackenhut Corrections operating income increased 35% to $9.7 million in fiscal 1996 from $7.2 million in fiscal 1995. Of this increase, domestic operating income increased 58% to $7.1 million in fiscal 1996 from $4.5 million in fiscal 1995, reflecting the increase in compensated resident days. These increases in operating income were partially offset by higher overhead expenses of Wackenhut Corrections.

Wackenhut Corrections international operating income decreased 3% to $2.6 million in fiscal 1996 from $2.7 million in fiscal 1995, attributable to higher operating expenses at Wackenhut Corrections' Australian facilities.



* Refer to Forward-Looking Statements on page 21.

CORPORATE EXPENSES
Corporate expenses decreased 8% to $11.0 million in fiscal 1996 from $12.0 million in fiscal 1995 as a result principally of cost reduction measures implemented this year.

OTHER INCOME/EXPENSE
Other income was $1.6 million in fiscal 1996 compared to other expense of $2.0 million in fiscal 1995. The increase in interest and investment income of $3.0 million in fiscal 1996 included interest income of approximately $2.1 million from the investment of the net proceeds of Wackenhut Corrections' public offering. Interest expense decreased by $590,000 in fiscal 1996 compared to fiscal 1995, primarily due to a decline in costs associated with the accounts receivable securitization facility which was repaid with the proceeds from the company's public offering.

INCOME BEFORE INCOME TAXES
Income before income taxes, which included a $750,000 provision for relocation costs in fiscal 1996, increased 30% to $17.9 million in fiscal 1996 from $13.7 million in fiscal 1995.

INCOME TAXES
The combined federal and state effective income tax rate was 35.3% for fiscal 1996 and 34.5% for fiscal 1995, respectively. The increase in the effective rate in fiscal 1996 was due to: (i) the statutory elimination of targeted job tax credits; (ii) a decrease in capital loss carryforward utilization; and (iii) a decrease in tax exempt income of the captive reinsurance subsidiary.

MINORITY INTEREST EXPENSE
Minority interest expense (net of income taxes) increased 75% to $4.1 million in fiscal 1996 from $2.4 million in fiscal 1995, reflecting principally the increase in earnings of and the public ownership in Wackenhut Corrections.

EQUITY INCOME OF FOREIGN AFFILIATES
Equity income of foreign affiliates (net of income taxes) increased 159% to $1.6 million in fiscal 1996 from $631,000 in fiscal 1995, primarily resulting from the increased earnings of security services affiliates in South America, the joint venture of Wackenhut Corrections in the United Kingdom and the inclusion of the corporation's equity income of the Chilean operations.

NET INCOME
Net income increased to $9.1 million in fiscal 1996, or $0.66 per share, after the $750,000 provision for relocation costs ($461,000 net of income taxes), compared to $7.3 million or $0.60 per share in fiscal 1995.

INFLATION
Management believes that inflation has not had a material effect on the company's results of operations during the past three fiscal years. Many of the company's service contracts provide for either fixed management fees or for fees that increase by only small amounts during the terms of the contracts. Since personnel costs represent the company's largest expense, inflation could have a substantial adverse effect on the company's results of operations in the future to the extent that wages and salaries increase at a faster rate than the per diem or fixed rate received by the company for its services.*

LIQUIDITY AND CAPITAL RESOURCES
The company's principal sources of liquidity have been from funds from operations, borrowings under its credit facilities, and from net proceeds in connection with the public offering of the company's common stock. Cash and equivalents totaled $45.2 million at December 28, 1997, compared to $52.8 million at December 29, 1996. Of this cash and cash equivalents, $13.9 million serves as collateral for certain obligations of the company's captive insurance subsidiary.

The company had additional sources of liquidity available in the form of a $40 million revolving line of credit (previously it was $50 million) which is available for letters of credit and under which the company may borrow up to $15 million under a swingline to meet short term liquidity needs, and a $60 million accounts receivable securitization facility. The total amount available to the company from its revolving credit and accounts receivable securitization facility is $100 million as of December 28, 1997, or an increase of $15 million over last year. Additionally, at December 28, 1997, the company's Wackenhut Corrections subsidiary had in place a $30 million revolving credit facility, which includes $5 million for the issuance of letters of credit, and a $220 million operating lease facility to acquire and develop new correctional institutions used in its business.

At December 28, 1997, the company had $13 million outstanding under credit facility and $24.9 million outstanding in the form of letters of credit securing reserves of the captive reinsurance subsidiary and other corporate transactions. The unused portion of the revolving line of credit was $2.1 million. There were no balances outstanding under the accounts receivable securitization agreement at the end of fiscal 1997. Under the terms of the accounts receivable securitization facility, the company retains substantially the same risk of credit loss as if receivables had not been sold under this facility. At December 28, 1997, no amounts were outstanding under Wackenhut Corrections' revolving credit facility, but four standby letters of credit were outstanding in an aggregate amount of $0.22 million.

During the second quarter of 1996, the company sold 2,500,000 shares of its series B common stock in connection with a public offering. Net proceeds from the offering were approximately $54 million, which were partly used to repay the outstanding balance on the revolving loan, to repurchase receivables sold under the accounts receivable securitization facility and for general corporate purposes. In January 1996, Wackenhut Corrections sold 4,600,000 shares of its common stock in connection with a public offering. Net proceeds from the offering were approximately $52 million, which were partly used for the acquisition or renovation of correctional facilities, start-up costs, leasehold improvements, equity investments in correctional facilities or temporarily invested.

In May 1997, the company purchased the King Companies of Jacksonville, Florida, a professional employer organization and temporary employment business, for approximately $10.7 million in cash and $0.8 million in shares of Wackenhut series B (non-voting) common stock.

In December 1997, the company purchased the business and certain assets of PEM, a professional employer organization in Sarasota, Florida for an initial payment of $18.9 million in cash, together with a series of contingent earn-out payments which will become payable in cash or shares of the company's series B Common Stock (at the option of the company) based on performance. In no event, will the total purchase price exceed $50.7 million.

In June 1997, Wackenhut Corrections purchased the Queens Private Correctional Facility in New York City, New York, a 66,000 square foot building currently being used by Wackenhut Corrections as a 200-bed federal detention facility, for $6.6 million. Wackenhut Corrections also has invested another $4.7 million to renovate the building.

The company and Wackenhut Corrections anticipate making cash investments in connection with future acquisitions. In addition, Wackenhut Corrections will continue to use cash and its available sources of funds to finance start-up costs, leasehold improvements and equity investments in correctional facilities, if appropriate, in connection with undertaking new contracts.*

Net cash generated by operating activities was $42.7 million in fiscal 1997 compared to $14.8 million in fiscal 1996.

Cash used in investing activities amounted to $54.8 million in fiscal 1997, including capital expenditures of $27.7 million, which reflect the investment in facilities of Wackenhut Corrections and the purchases of equipment related to the provision of security-related services. Payments for acquisitions amounted to $30.1 million and included the acquisitions of the King Companies and PEM mentioned before. In addition, deferred costs, which include deferred start-up costs of Wackenhut Corrections amounted to $12.4 million. The net decrease in marketable securities of the company's captive reinsurance subsidiary was $7.6 million.

Cash provided by financing activities amounted to $5.7 million including $8.4 million net proceeds from issuance of debt. Cash dividends paid in fiscal 1997 amounted to $3.8 million.

Current cash requirements consist of amounts needed for capital expenditures, increased working capital needs resulting from corporate growth and business expansion, payment of liabilities incurred in the operation of the company's business, the renovation or construction of correctional facilities by Wackenhut Corrections, possible acquisitions, investment in information systems and the payment of dividends. The company continues to expand its domestic and international businesses and to pursue major contracts, some of which may require substantial initial cash outlays, which are partially or fully recoverable over the original term of the contract.

As a result of the public stock offerings, both the company and Wackenhut Corrections significantly increased their borrowing capacity. In addition, management believes that cash on hand, cash funds from operations and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the company's business, both on a near term and long term basis.*

MARKET RISK
The company is exposed to market risks, including changes in interest rates and currency exchange rates. On occasion the company has entered into swap agreements to reduce the interest rate exposure associated with its bank borrowings (Note 1). In addition, Wackenhut Corrections is exposed to market risks arising from changes in interest rates with respect to a $220 million operating lease facility (Note 16). Based on the company's interest rate and foreign exchange rate exposure at December 28, 1997, a 10% change in the current interest rate or historical currency rate movements would not have a material effect on the company's financial position or results of operations over the next fiscal year.*



* Refer to Forward-Looking Statements on page 21.

The Wackenhut Corporation and Subsidiaries
Consolidated Statements of Income

(in thousands except per share data)


FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 and DECEMBER 31, 1995

                                                                           1997           1996          1995
------------------------------------------------------------------      ----------      --------      --------
REVENUES                                                                $1,126,802      $906,056      $796,732
                                                                        ----------      --------      --------

OPERATING EXPENSES
     Payroll and related taxes                                             835,651       657,275       587,644
     Operating expenses                                                    260,946       224,956       187,491
     Depreciation expense                                                    6,388         4,735         4,489
     Amortization of intangible assets                                       2,245         2,020         1,334
     One-time charges and impairment of assets                              18,300           750
                                                                        ----------      --------      --------

OPERATING INCOME                                                             3,272        16,320        15,774
                                                                        ----------      --------      --------

OTHER INCOME (EXPENSE)
     Interest expense                                                       (1,473)       (2,766)       (3,356)
     Interest and investment income                                          4,230         4,321         1,315
                                                                        ----------      --------      --------

INCOME BEFORE INCOME TAXES                                                   6,029        17,875        13,733
                                                                        ----------      --------      --------

INCOME TAXES                                                                 2,271         6,311         4,742

MINORITY INTEREST, NET OF INCOME TAXES OF $3,816, $2,318, AND $1,217         5,753         4,140         2,362

EQUITY INCOME OF FOREIGN AFFILIATES, NET OF INCOME TAXES OF
     $1,359, $957, AND $383                                                 (2,098)       (1,633)         (631)
                                                                        ----------      --------      --------

NET INCOME                                                              $      103      $  9,057      $  7,260
                                                                        ----------      --------      --------

EARNINGS (LOSS) PER SHARE:
     Basic                                                              $     0.01      $   0.66      $   0.60
     Assuming dilution                                                  $    (0.01)     $   0.65      $   0.60
                                                                        ----------      --------      --------

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                   14,746        13,636        12,132
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                 14,746        13,878        12,172
--------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

The Wackenhut Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands except share data)


DECEMBER 28, 1997 and DECEMBER 29, 1996

                                                                                      1997          1996
--------------------------------------------------------------------------------    --------      --------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $ 45,168      $ 52,755
     Accounts receivable, less allowance for doubtful
        accounts of $2,713 in 1997 and $1,997 in 1996                                171,373       131,325
     Inventories                                                                      10,270        10,082
     Deferred taxes                                                                    3,548           252
     Other                                                                            21,568        26,160
                                                                                    --------      --------
                                                                                     251,927       220,574

NOTES RECEIVABLE                                                                         667         1,181
                                                                                    --------      --------

MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT                                      7,772        14,753
                                                                                    --------      --------

PROPERTY AND EQUIPMENT, - at cost                                                     72,280        46,726
                        - accumulated depreciation                                   (15,810)      (12,184)
                                                                                    --------      --------
                                                                                      56,470        34,542

DEFERRED TAXES                                                                           450
                                                                                    --------      --------

OTHER ASSETS
     Intangibles and deferred start-up costs                                          61,565        29,010
     Investment in and advances to foreign affiliates, at cost                        20,578        13,508
     Other                                                                             5,013        10,350
                                                                                    --------      --------
                                                                                      87,156        52,868
                                                                                    --------      --------
                                                                                    $404,442      $323,918
--------------------------------------------------------------------------------    --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                                  $  2,508
     Accounts payable                                                                 38,640      $ 20,488
     Accrued payroll and related taxes                                                52,456        35,715
     Accrued expenses                                                                 41,414        16,295
                                                                                    --------      --------
                                                                                     135,018        72,498
                                                                                    --------      --------

RESERVES FOR LOSSES - casualty reinsurance subsidiary                                 45,786        43,806
                                                                                    --------      --------

LONG-TERM DEBT                                                                        13,341         5,890
                                                                                    --------      --------

DEFERRED TAXES                                                                                       1,165
                                                                                    --------      --------

OTHER                                                                                 15,528        11,372
                                                                                    --------      --------

COMMITMENTS AND CONTINGENCIES (note 16)

MINORITY INTEREST                                                                     47,930        40,958
                                                                                    --------      --------

SHAREHOLDERS' EQUITY
     Preferred stock, 10,000,000 shares authorized
     Common stock, $.10 par value, 50,000,000 shares authorized in 1997 and 1996
     Series A, 3,855,582 issued and outstanding in 1997 and 3,858,885 in 1996            386           386
     Series B, 11,085,703 issued and outstanding in 1997 and 10,902,199 in 1996        1,109         1,090
     Additional paid-in capital                                                      125,248       120,703
     Retained earnings                                                                27,614        31,347
     Cumulative translation adjustment                                                (6,418)       (4,128)
     Unrealized loss on marketable securities                                                          (69)
     Treasury stock at cost, 87,000 shares of Series B                                (1,100)       (1,100)
                                                                                    --------      --------
                                                                                     146,839       148,229
                                                                                    --------      --------
                                                                                    $404,442      $323,918
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

The Wackenhut Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)


FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 and DECEMBER 31, 1995

                                                                                           1997           1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
     Net income                                                                        $     103       $   9,057          $   7,260
     Adjustments -
         One-time charges and impairment of assets                                        18,300
         Depreciation expense                                                              6,388           4,735              4,489
         Amortization expense                                                             11,129           9,105              7,682
         Provision for bad debts                                                             905           1,362                863
         Equity income, net of dividends                                                  (3,251)         (2,130)              (562)
         Minority interests in net income                                                  9,569           6,458              3,579
         Income tax benefit related to stock options                                       2,227           1,369
         Other                                                                            (2,509)           (496)              (424)
         Changes in assets and liabilities, net of acquisitions and divestitures
     (Increase) Decrease in assets:
         Accounts receivable                                                             (33,713)        (20,566)           (14,200)
         Inventories                                                                      (5,699)         (7,332)            (5,460)
         Other current assets                                                             (4,141)            766             (5,244)
         Marketable securities and certificates of deposit                                    (1)            (35)               329
         Deferred taxes                                                                   (3,746)          5,918              4,529
         Other                                                                            (1,690)           (411)            (2,233)
     Increase (Decrease) in liabilities:
         Accounts payable and accrued expenses                                            31,788          (4,105)             7,055
         Accrued payroll and related taxes                                                12,765           5,385              3,801
         Reserves for losses of casualty reinsurance subsidiary                            1,980           3,688              1,668
         Deferred taxes                                                                   (1,165)          1,048               (479)
         Other                                                                             3,455             944                710
                                                                                       ---------       ---------          ---------
     Net Cash Provided By Operating Activities                                            42,694          14,760             13,363
                                                                                       ---------       ---------          ---------

INVESTING ACTIVITIES
     Net proceeds from public offerings of subsidiary's common stock                                      51,581
     Net proceeds from exercise of stock options of subsidiary                             1,650             766              1,147
     Proceeds from notes receivable                                                        9,486
     Payments for acquisitions, net of cash acquired                                     (30,090)        (13,703)            (2,606)
     Investment in and advances to foreign affiliates                                     (3,327)           (690)            (1,410)
     Capital expenditures                                                                (27,692)        (19,917)            (6,857)
     Proceeds from sales (payments for purchases) of marketable securities                 7,619          (9,081)             6,227
     Deferred charges                                                                    (12,397)         (6,201)            (7,430)
     Purchase of treasury stock                                                                           (1,100)
     Sale of headquarters building                                                                                            1,675
                                                                                       ---------       ---------          ---------
     Net Cash Provided By (Used In) Investing Activities                                 (54,751)          1,655             (9,254)
                                                                                       ---------       ---------          ---------

FINANCING ACTIVITIES
     Net proceeds from public offering of company's common stock                                          54,020
     Proceeds from the exercise of stock options                                           1,125           1,100                404
     Proceeds from issuance of debt                                                       51,738          11,142            314,365
     Payments on debt                                                                    (43,332)        (11,792)          (344,491)
     Dividends paid                                                                       (3,836)         (3,500)            (2,909)
     Proceeds from sales (payments for repurchases) of accounts receivable                               (35,000)            35,000
                                                                                       ---------       ---------          ---------
     Net Cash Provided By Financing Activities                                             5,695          15,970              2,369
                                                                                       ---------       ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (1,225)            185               (101)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (7,587)         32,570              6,377
CASH AND CASH EQUIVALENTS, at beginning of year                                           52,755          20,185             13,808
                                                                                       ---------       ---------          ---------
CASH AND CASH EQUIVALENTS, at end of year                                              $  45,168       $  52,755          $  20,185
                                                                                       ---------       ---------          ---------
SUPPLEMENTAL DISCLOSURES:

     Cash paid during the year for - interest                                          $   1,484       $   2,774          $   3,366
                                   - income taxes                                          2,405           3,380              2,687
Non-cash financing and investing activities:
     Common stock issued in acquisition                                                      842
     Note received related to sale of headquarters building                                                                   9,000
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

The Wackenhut Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

(in thousands except share data)


FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995

                                                                                         1997           1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
     Series A
         Balance, beginning and end of year                                            $     386       $     386          $     386
                                                                                       ---------       ---------          ---------
         Number of shares, end of year, 3,855,582 in 1997, 3,858,885 in 1996 and 1995
     Series B
         Balance, beginning of year                                                        1,090             827                579
         Proceeds from stock offering                                                                        250
         25% stock dividends effected in the form of stock splits in 1995                                                       242
         Common stock issued in acquisition                                                    7
         Proceeds from the exercise of stock options                                          12              13                  6
                                                                                       ---------       ---------          ---------
         Balance, end of year                                                              1,109           1,090                827
                                                                                       ---------       ---------          ---------
         Number of shares, end of year,  11,085,703 in 1997, 10,902,199 in 1996 and 8,272,887 in 1995

ADDITIONAL PAID-IN CAPITAL
         Balance, beginning of year                                                      120,703          39,644             38,919
         Proceeds from stock offering                                                                     53,770
         Common stock issued in acquisition                                                  835
         Increase due to public offerings of subsidiary's common
           stock and exercise of stock options                                               370          24,833                327
         Proceeds from the exercise of stock options                                       1,113           1,087                398
         Tax benefit related to employee stock options                                     2,227           1,369
                                                                                       ---------       ---------          ---------
         Balance, end of year                                                            125,248         120,703             39,644
                                                                                       ---------       ---------          ---------

RETAINED EARNINGS
         Balance, beginning of year                                                       31,347          25,790             21,681
         Net income                                                                          103           9,057              7,260
         Dividends                                                                        (3,836)         (3,500)            (2,909)
         25% stock dividend effected in the form of a stock split                                                              (242)
                                                                                       ---------       ---------          ---------
         Balance, end of year                                                             27,614          31,347             25,790
                                                                                       ---------       ---------          ---------

CUMULATIVE TRANSLATION ADJUSTMENT
         Balance, beginning of year                                                       (4,128)         (3,702)            (3,552)
         Translation adjustment                                                           (2,290)           (426)              (150)
                                                                                       ---------       ---------          ---------
         Balance, end of year                                                             (6,418)         (4,128)            (3,702)
                                                                                       ---------       ---------          ---------

UNREALIZED (LOSS) GAIN ON MARKETABLE SECURITIES
         Balance, beginning of year                                                          (69)            (41)              (554)
         Net unrealized gains (losses) for the year                                           69             (28)               513
                                                                                       ---------       ---------          ---------
         Balance, end of year                                                                                (69)               (41)
                                                                                       ---------       ---------          ---------

TREASURY STOCK
         Balance, beginning of year                                                       (1,100)
         Purchase of treasury stock                                                                       (1,100)
                                                                                       ---------       ---------          ---------
         Balance, end of year                                                             (1,100)         (1,100)
                                                                                       ---------       ---------

TOTAL SHAREHOLDERS' EQUITY
                                                                                       $ 146,839       $ 148,229          $  62,904
                                                                                       ---------       ---------          ---------

DIVIDENDS PER SHARE
         Restated for the effect of the 25% stock dividend
           effected in the form of a stock split declared in 1995                      $    0.26       $    0.26          $    0.24
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

The Wackenhut Corporation and Subsidiaries
Notes to Consolidated Financial
Statements

(Tabular information in thousands except per share data)


FOR THE FISCAL YEARS ENDED  DECEMBER 28, 1997,
DECEMBER 29, 1996,  AND DECEMBER 31, 1995



(1)  Summary of Significant Accounting
     Policies

Fiscal Year
The company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal years 1997, 1996 and 1995 each included 52 weeks.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the company and its subsidiaries, including its casualty reinsurance subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. The accounts of the captive insurance company have been included in unallocated corporate expenses for segment reporting. Certain prior year amounts have been reclassified to conform with current year presentation.

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Minority Interest
The minority interest expense represents principally the separate public ownership in Wackenhut Corrections Corporation, listed on the New York Stock Exchange as "WHC," and the ownership by foreign investors in several subsidiaries of Wackenhut International, Incorporated.

Income Taxes
The company accounts for its income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share
In 1997, the company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997 and restatement of prior periods to conform with the new disclosure format. The computation under SFAS 128 differs from the primary and fully diluted earnings per share computed under APB No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock.

Cash and Cash Equivalents
The company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories
Food, alarm systems and electronics inventories are carried at the lower of cost or market, on a first-in first-out basis. Uniform inventories are carried at amortized cost.

Revenues
Revenue is recognized as services are provided. During fiscal years 1997, 1996 and 1995, the largest client of the company was the U.S. Department of Energy, accounting for approximately 11%, 15% and 17%, respectively, of the company's consolidated revenues.

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, other receivables, notes receivable, notes payable, accounts payable and long-term debt approximates fair value. Marketable securities are classified as available-for-sale. Realized gains and losses from the sale of securities are based on specific identification of the security.

Interest Rate Swaps
On occasion the company enters into swap agreements to reduce the interest rate exposure associated with a portion of its variable rate indebtedness. These agreements modify the interest characteristics of the company's variable rate indebtedness by synthetically converting a portion of the indebtedness to a fixed rate. The company does not utilize derivative financial instruments for trading or other speculative purposes.

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

The company is a party to two offsetting interest rate swaps. The notional principal amount under both agreements was $81.2 million and the agreements expire in December 1998. Based on the interest rates in effect at December 28, 1997, the company was not exposed to a material loss in the event that either party failed completely to perform according to the terms of the contract.

Interest Rate Sensitivity
Wackenhut Corrections is exposed to market risks arising from changes in interest rates with respect to a $220 million operating lease facility. Monthly lease payments under this facility are indexed to a variable interest rate. Management has determined that a 10% change in the current lease rate would have an immaterial effect on the company's pre-tax earnings over the next fiscal year.

Stock-Based Compensation Plans
The company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in APB Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Long-lived Assets
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets, including certain identifiable intangibles and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the company's long-lived assets and has determined that there are no events requiring impairment loss recognition, other than those disclosed.

Intangibles and Deferred Start-Up Costs
Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. Contract value represents the fair market value of existing contracts purchased in an acquisition. Goodwill and contract value are being amortized on a straight-line basis over 10 - 30 years.

Project development costs consisting of direct and incremental costs paid to unrelated third parties that can be directly associated with a specific anticipated contract are deferred until the anticipated contract has been awarded. At the time the contract is awarded to the company, the deferred project development costs are either capitalized as part of the property and equipment or are amortized over five years as project development costs. Internal costs associated with securing new contracts are expensed as incurred. Project development costs are charged to general and administrative expenses when the success of obtaining a new contract is considered doubtful.

Deferred start-up costs, which consist of costs of initial employee training, travel and other direct expenses incurred in connection with the opening of new correctional facilities, are capitalized and amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years.

Deferred Software and Development Costs
The company capitalizes purchased software which is ready for service and development costs related to the design and implementation of purchased and internally developed information systems software with a useful life of more than one year. The costs of computer software upgrades and maintenance are expensed as incurred. Deferred computer software costs will be amortized using the straight line method over the expected useful life of the product.

Foreign Currency Translation
Foreign currency transactions and financial statements (except for countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, except for revenues, costs and expenses which are translated at average exchange rates during each reporting period. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity. The financial statements of subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of their local currencies into U.S. dollars creates translation adjustments which are included in the statements of income.


(2)  One-Time Charge
During the fourth quarter of 1997, the company recognized a one-time pretax charge of $18.3 million ($11.3 million after income taxes or $0.76 per share). The one-time charge included a loss of $6 million ($3.8 million after income taxes) on the sale of the company's Australian security subsidiary. In addition, deferred information systems costs and certain domestic and international investments were identified as impaired as a result of the company's strategic review process and updated analysis, resulting in a write-off of $12.3 million ($7.4 million after income taxes). The one-time charge will not result in any significant future cash requirements.


(3)  Accounts Receivable Securitization
In December, 1997, the company entered into a three-year agreement to sell, on an on-going basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $60 million (formally $35 million). The costs associated with this program are based upon the purchasers' level of investment and cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest expense" in the consolidated statements of income. There were no accounts receivable sold under this agreement at December 28, 1997 and December 29, 1996.


(4)  Acquisitions
In May 1997, the company purchased the King Companies of Jacksonville, Florida, a professional employer organization and temporary employment business, for approximately $10.7 million in cash and $.84 million in shares of Wackenhut Series B (non-voting) common stock. The acquisition of the King Companies was accounted for under the purchase method. The company recorded approximately $11.3 million of goodwill for the King Companies.

In December 1997, the company purchased the business and certain assets of Professional Employee Management, Inc., a professional employer organization in Sarasota, Florida for an initial payment of $18.9 million in cash, together with a series of contingent earn-out payments which will become payable either in cash or shares of the company's series B Common Stock (at the option of the company) based on performance. In no event, will the total purchase price exceed $50.7 million. The company recorded approximately $17.6 million of goodwill for Professional Employee Management, Inc.

The results of operations for King and PEM have been included in the company's consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the company, King and PEM as if the acquisition had occurred at the beginning of the periods presented.

                                                1997            1996
-----------------------------------------------------------------------
Revenues                                  $   1,348,484   $   1,118,367
Net Income                                          887           9,449
     Per share - basic                             0.06            0.69
     Per share - assuming full dilution            0.05            0.67
-----------------------------------------------------------------------


The unaudited pro forma results have been prepared for comparative purposes only and include adjustments for additional amortization expense as a result of goodwill and the related income tax effects. The pro forma results do not purport to be indicative of results that would have occurred had the combination been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.


(5) Property and Equipment and
    Depreciation Methods

Property and equipment are stated at cost, less accumulated depreciation. The company uses principally the straight-line method of depreciation for property and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The components of property and equipment and their estimated lives are as follows:

                               Years        1997          1996
----------------------------------------------------------------
Land                                       $ 5,062      $ 2,234
Buildings and improvements    20 to 40      40,898       22,386
Equipment                      3 to 20      15,205       12,195
Furniture and fixtures         3 to 20       6,489        5,090
Automobiles                       3          4,626        4,821
                                           --------------------
                                           $72,280      $46,726
----------------------------------------------------------------



(6)  Wholly Owned Casualty Reinsurance
     Subsidiary
The company has a wholly owned casualty insurance subsidiary which reinsures a portion of the company's workers' compensation and general and automobile liability insurance. Incurred losses are recorded as reported. Provision is made to cover losses incurred but not reported. Loss reserves are computed based on actuarial studies and, in the opinion of management, are adequate. A summary of operations for the last three fiscal years is as follows:

                             1997          1996         1995
--------------------------------------------------------------
Intercompany premiums     $ 20,727      $ 18,624      $ 17,642
Loss expense               (21,237)      (19,101)      (18,239)
                          ------------------------------------
Underwriting loss             (510)         (477)         (597)
Investment income            2,918         2,667         2,245
                          ------------------------------------
                          $  2,408      $  2,190      $  1,648
--------------------------------------------------------------


Marketable securities and certificates of deposit, carried at fair value, consisted of the following at December 28, 1997 and December 29, 1996:

                            1997                    1996
----------------------------------------------------------------
                   Fair Value      Cost    Fair Value     Cost
----------------------------------------------------------------
Municipal Bonds      $3,168     $ 3,146     $ 2,061     $ 2,076
Government Bonds      3,504       3,526       6,228       6,243
Preferred Stock       1,098       1,100       3,964       4,040
Other                                         2,500       2,500
                     ------------------------------------------
                     $7,770     $ 7,772     $14,753     $14,859
----------------------------------------------------------------


The company has placed in trust, in favor of certain insurance companies, its marketable securities and $13.9 million in cash and cash equivalents, and has issued irrevocable standby letters of credit for $21.4 million. Municipal bonds mature from 2018 to 2026, government bonds mature in periods ranging from 3 to 25 years, and other marketable securities matured in 1997. As of December 28, 1997, the company's reinsurance subsidiary has specific restrictions on future purchases of marketable securities, and on withdrawals from the trust.


(7)  Investment in Affiliates
Equity in undistributed earnings of foreign affiliates approximated $8,846,000 and $5,540,000 at December 28, 1997 and December 29, 1996, respectively, and is included in "Investments in and advances to foreign affiliates." The following is a summary of condensed unaudited information pertaining to foreign affiliates:


--------------------------------------------------------
Balance sheet items as of December 28, 1997
     Current assets                             $ 55,563
     Noncurrent assets                            31,229
     Current liabilities                          39,721
     Noncurrent liabilities                       19,413
     Minority interest liability                   3,789
Income statement items for the fiscal year
ended December 28, 1997
     Revenues                                   $184,933
     Operating income                             11,565
     Net income before taxes                       9,111
--------------------------------------------------------


(8)  Intangibles and Deferred Start-Up Costs
Intangibles and deferred start-up costs at December 28, 1997 and December 29, 1996 consist of the following:

                               1997       1996
-------------------------------------------------
Goodwill                     $34,199     $ 7,573
Contract value                15,586      15,586
Deferred start-up costs       21,550      11,962
Other                          2,105       1,918
                             -------------------
                              73,440      37,039
Accumulated amortization      11,875       8,029
                             -------------------
                             $61,565     $29,010
-------------------------------------------------

In April 1997, the Financial Accounting Standards Board issued an exposure draft that proposed the issuance of a statement of position (SOP) on accounting for the costs of start-up activities. If adopted, this SOP would require the expensing of deferred start-up costs as incurred. The effects of adoption, which would affect principally deferred start-up costs of Wackenhut Corrections, would be reported as a cumulative change in accounting principle; thus, any costs previously capitalized would be written off at the time the SOP is adopted. The adoption of this SOP in 1998 would result in a pre-tax write-off of approximately $18.2 million (or $10.9 million after income taxes).


(9)  Notes Payable and Long-Term Debt
At December 31, 1997, the company had an outstanding note payable of $2.5 million which represented short-term borrowings of an international subsidiary incurred for working capital, bearing interest at an average rate of 7.2%. The company intends to pay this note in full in 1998.

Long-term debt consists of the following:

                                        1997       1996
--------------------------------------------------------
Revolving loan -
   6.9% in 1997 and 6.1% in 1996      $12,950     $2,800
Other debt principally related to
   Wackenhut Corrections and
   international subsidiaries             391      3,090
                                      ------------------
                                      $13,341     $5,890
--------------------------------------------------------


On December 30, 1997, the company entered into a revolving credit agreement under which the company may borrow up to $40 million (previously it was $50 million). Concurrently, at December 30, 1997, the company increased its accounts receivable securitization facility to $60 million (Note 3). The unused portion of the revolving line of credit was $2.1 million, after deducting $24.9 million in outstanding letters of credit. The interest payable is, at the company's option, a function of the applicable LIBOR or certificate of deposit rates. The agreement requires, among other things, that the company maintain a minimum consolidated net worth, as defined, and limits certain payments and distributions.

In June, 1997, Wackenhut Corrections entered into a $30 million revolving credit facility with a syndicate of banks, which includes a $5 million line of credit for the issuance of letters of credit. The interest payable is a function of the prime rate, federal funds rate or LIBOR, depending upon fixed charge coverage ratios. The facility also limits certain payments and distributions. As of December 28, 1997, no amounts were outstanding under this facility, but outstanding letters of credit amounted to $0.22 million.

The total amount of long term debt will mature in 1999.


(10)   Preferred, Common and Treasury Stock
The board of directors has authorized 10 million shares of preferred stock. In October 1995, the board of directors declared a 25% stock dividend, effected in the form of a stock split. Prior periods' per share data have been restated. The stock dividends were paid in series B common stock to holders of the company's series A and B shares. Series B common stock has all the rights and privileges of the series A common stock with the exception of voting privileges.

In early 1996, the board of directors increased the authorized shares of the company's common stock from 20 million shares to 50 million shares, with 3.86 million shares to be designated as series A common stock and 46.1 million shares to be designated as series B common stock.

During the second quarter of 1996, the company sold 2.5 million shares of its series B common stock in connection with a public offering at a price of $23.50 per share, before deducting underwriting discounts and commissions and estimated offering expenses.

During the second quarter of 1997, the company issued 69.2 thousand shares of its series B common stock in connection with the acquisition of the King Companies at a price of $12.15 per share.

The board of directors has authorized the buy back of up to 0.5 million shares of series B common stock. At December 28, 1997 the company had bought back 87 thousand shares of series B common stock at an average price of $12.64.


(11)  Stock Incentive and Stock Option Plans
Key employees of the company and its subsidiaries are eligible to participate in the Key Employee Long-Term Incentive Stock Plan (incentive stock plan). Under the incentive stock plan, options for the company's series B common stock are granted to participants as approved by the nominating and compensation committee of the company's board of directors (committee). Under terms of the incentive stock plan, options are granted at prices not less than the fair market value at date of grant (or as otherwise determined by the committee), become exercisable after a minimum of six months, and expire no later than ten years after the date of grant. The committee may grant incentive stock options or non-qualified stock options. Options are subject to adjustment upon the occurrence of certain events, including stock splits and stock dividends. The incentive stock plan authorizes the company to award or grant, from time to time to key employees, restricted stock and performance stock.

Nonemployee directors of the company are eligible to participate in The Wackenhut Corporation nonemployee director stock option plan (directors' stock option plan). Under the directors' stock option plan, nonemployee directors are granted 2,000 stock options for series B common stock upon their election or reelection to the board of directors. Under terms of the directors' stock option plan, options are granted at the fair market value at date of grant, become exercisable at date of grant, and expire ten years after the date of grant.

At December 28, 1997, 1,331,005 shares of series B com mon stock were reserved for issuance, including 616,312 shares available for future grants or awards.

Changes in outstanding non-qualified stock options for series B common stock, as adjusted for a 25% stock dividend in 1995, are as follows:

                                       1997          1996          1995
--------------------------------------------------------------------------
Outstanding at beginning of year      597,255       557,818       391,568
Options granted                       213,000       202,000       218,750
Options exercised                    (119,687)     (129,312)      (52,500)
Options forfeited                     (21,875)      (33,251)
                                     ------------------------------------
Outstanding at end of year            668,693       597,255       557,818
                                     ------------------------------------
Exercisable at end of year            638,693       424,255       339,068
--------------------------------------------------------------------------


Weighted average option exercise price on information for the fiscal years 1997, 1996 and 1995 is as follows:

                                      1997        1996       1995
-----------------------------------------------------------------
Outstanding at beginning of year     $ 9.75     $ 7.98     $ 6.16
Granted during the year              $15.77     $14.00     $10.80
Exercised during the year            $10.56     $ 8.50     $ 6.16
Forfeited during the year            $ 6.16     $10.69     $
                                     ----------------------------
Outstanding at end of year           $11.64     $ 9.75     $ 7.98
                                     ----------------------------
Exercisable at end of year           $11.30     $ 8.02     $ 6.16
-----------------------------------------------------------------


Significant option groups outstanding at December 28, 1997 and related weighted average price and life information are as follows:

Grant                Options        Options      Exercise      Remaining
Date               Outstanding    Exercisable     Price        Life (Years)
--------------------------------------------------------------------------
04/30/94              192,193        192,193      $ 6.16           6
01/28/95              132,500        132,500      $10.80           7
01/31/96              150,000        150,000      $14.00           8
01/28/97              164,000        164,000      $15.25           9
08/09/97               30,000                     $18.94           9
--------------------------------------------------------------------------

The company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation for the company's stock-based compensation plans been determined pursuant to SFAS No. 123, the company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted after January 1, 1995, the company's pro forma net income, pro forma net income per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                         1997           1996           1995
------------------------------------------------------------------------------
Pro forma basic net income           $     (643)    $    8,425      $    6,708
Pro forma basic earnings
   per share                         $    (0.04)    $     0.62      $     0.55
Pro forma diluted net income         $     (746)    $    8,374      $    6,708
Pro forma diluted earnings
   per share                         $    (0.05)    $     0.60      $     0.55
Pro forma weighted average
   fair value of options granted     $     5.65     $     4.81      $     4.86
Expected life (years)                         5              5               5
Risk-free interest rate                5.9%-6.3%           5.6%            7.4%
Expected volatility                        36.0%          36.0%           36.0%
Quarterly dividend                   $    0.065     $    0.065      $    0.075
------------------------------------------------------------------------------

As SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


(12)   Retirement and Deferred
       Compensation Plans
The company has a noncontributory defined benefit pension plan covering certain of its executives. Retirement benefits are based on years of service, employees' average compensation for the last five years prior to retirement and social security benefits. The plan currently is not funded. The company purchases and is the beneficiary of life insurance policies for each participant enrolled in the plan.

The assumptions for the discount rate and the average increase in compensation used in determining the pension expense and funded status information are 7.0% and 4.0%, respectively.

Total pension expense for 1997, 1996, and 1995 was $0.45 million, $0.42 million, and $0.33 million, respectively. The present value of accumulated pension benefits at year end 1997, 1996 and 1995 was $2.97 million, $2.44 million, and $1.90 million, respectively and is included in "Other liabilities" in the accompanying consolidated balance sheets.

The company has established non-qualified deferred compensation agreements with certain senior executives providing for fixed annual benefits ranging from $100,000 to $175,000 payable upon retirement at approximately age 60 for a period of 20 years. In the event of death before retirement, annual benefits are paid for a period of 10 years. Benefits are funded by life insurance contracts purchased by the company. The cost of these agreements is being charged to expense and accrued using a present value method over the expected terms of employment. The charge to expense for fiscal 1997, 1996 and 1995 was $0.59 million, $0.53 million, and $0.47 million, respectively. The liability for deferred compensation was $3.97 million and $3.48 million at year end 1997 and 1996, respectively and is included in "Other liabilities" in the accompanying consolidated balance sheets.


(13) Income Taxes
The provision (credit) for income taxes consists of the following:

Fiscal year ended         1997         1996        1995
---------------------------------------------------------
Federal income taxes:
  Current               $ 1,736      $(3,356)     $  581
  Deferred                 (110)       8,590       3,578
                        --------------------------------
                          1,626        5,234       4,159
State income taxes:
  Current               $   925      $   319      $  104
  Deferred                 (280)         595         479
                        --------------------------------
                            645          914         583
                        --------------------------------
Foreign                              $   163
                        --------------------------------
Total                   $ 2,271      $ 6,311      $4,742
---------------------------------------------------------

Deferred income taxes resulted from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The tax effects of the principal timing differences are as follows:


Fiscal year ended                       1997         1996        1995
------------------------------------------------------------------------
Income of foreign subsidiaries
   and affiliates                     $ 2,247      $   534      $ 1,336
Reserve for losses of reinsurance
   subsidiary                            (523)       4,854       (1,222)
Reserve for claims of employee
   health trust                          (712)         779         (412)
Headquarters building write-down          374        2,976
Deferred compensation                  (2,190)        (765)        (491)
Depreciation                              150           (8)        (824)
Amortization of deferred charges        2,152        2,339        2,601
Non-deductible reserves                (5,315)        (930)         (40)
Non-qualified stock options             3,724        2,289
Other, net                                 77         (281)         133
                                      ---------------------------------
                                      $  (390)     $ 9,185      $ 4,057
------------------------------------------------------------------------

The reconciliation of income tax computed at the federal statutory tax rate (34%) to income tax expense follows:

Fiscal year ended                           1997         1996         1995
----------------------------------------------------------------------------
Provision using statutory
   federal tax rate                       $ 2,050      $ 6,077      $ 4,670
Capital loss carryforward utilization        (241)        (358)        (330)
Tax exempt interest                           (40)        (128)        (167)
Other, net                                    247          193           21
                                            2,016        5,784        4,194
                                          ---------------------------------

State income taxes, net of
   federal benefit                            255          527          548
                                          ---------------------------------
                                          $ 2,271      $ 6,311      $ 4,742
----------------------------------------------------------------------------

The components of the net non-current deferred tax asset (liability) at December 28, 1997 and December 29, 1996 are shown below:

Fiscal year ended                                   1997         1996
-----------------------------------------------------------------------
Income of foreign subsidiaries and affiliates     $(9,731)     $(7,484)
Deferred charges                                   (5,039)      (4,517)
Reserve for claims of employee health trust         5,037        4,325
Deferred compensation                               6,105        3,915
Reserve for losses of reinsurance subsidiary        2,161        1,638
Reserves for legal and other expenses               1,603          211
Depreciation                                          297          447
Capital loss carryforward                              61          142
Other, net                                             17          300
                                                  --------------------
                                                      511       (1,023)
Valuation allowance                                   (61)        (142)
                                                  --------------------
Deferred tax asset (liability), net               $   450      $(1,165)
-----------------------------------------------------------------------


The components of the net current deferred tax asset (liability) at December 28, 1997 and December 29, 1996 are shown below:

Fiscal year ended                              1997         1996
-----------------------------------------------------------------
Amortization of uniforms and accessories     $(2,004)     $(1,939)
Amortization of deferred charges              (1,631)
Accrued vacation pay                           2,204        1,374
Other reserves                                 4,979          817
                                             --------------------
Deferred tax asset, net                      $ 3,548      $   252
-----------------------------------------------------------------


At December 28, 1997, the company had available a capital loss carryforward of $159,000 of which $129,000 expires in 1998 and $30,000 expires in 2000.

At December 28, 1997, Wackenhut Corrections had federal and state net operating loss carryforwards of $4.62 million and $4.05 million, respectively. The federal net operating losses will expire between 2010 and 2011, while certain state net operating losses will expire between 2000 and 2011. Utilization of net operating losses in future years may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such limitations, if any, are not expected to impact the ultimate utilization of the carryforwards.

The company's loss carryforwards are solely attributable to Wackenhut Corrections compensation deductions on its income tax return which were not recognized for financial accounting purposes. The exercise of non-qualified stock options which have been granted under the Wackenhut Corrections stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deducted by Wackenhut Corrections for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Wackenhut Corrections common stock subsequent to the date of grant. In accordance with APB No. 25, such compensation is not recognized as an expense for financial accounting purposes and related tax benefits are credited directly to additional paid-in-capital. In the years ended December 28, 1997 and December 29, 1996, such deductions resulted in significant federal and state deductions which may be carried forward. Utilization of such deductions will increase additional paid-in-capital.


(14) Wackenhut Corrections Corporation
     Public Offerings
In January 1996, Wackenhut Corrections sold 4.6 million shares of common stock at an offering price of $12.00 per share. Net proceeds of approximately $51.6 million from the offering have been and will be used for possible future acquisitions, capital investments in new facilities, working capital requirements and general corporate purposes. After the offering, the company's ownership in Wackenhut Corrections was reduced to approximately 55%.

During 1997, the exercise of 230,550 non-qualified stock options of Wackenhut Corrections reduced the company's ownership of Wackenhut Corrections to 54.1% at December 28, 1997.

The board of directors of Wackenhut Corrections has granted non-qualified stock options to purchase common stock which, if fully exercised, would reduce the company's ownership in Wackenhut Corrections to approximately 52%.

(15)   Earnings Per Share
The table below shows the amounts used in computing earnings per share in accordance with SFAS No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock. The number of shares used in the calculations in 1995 reflect the declaration of a 25% stock dividend effected in the form of a stock split. The incremental shares from assumed conversions of the company's stock options in 1997 are not included because there was a loss, not income, available to common shareholders for purposes of computing the diluted earnings per share.

The company has entered into an acquisition (Note 4) which may result in contingently issuable shares.


-----------------------------------------------------------------------------------------------------------------------------------
                                               1997                               1996                          1995
                                          -----------------------------------------------------------------------------------------
                                                             Per Share                    Per Share                       Per Share
                                          Income    Shares    Amount     Income   Shares   Amount      Income   Shares     Amount
                                          -----------------------------------------------------------------------------------------
Net Income                                $ 103                          $9,057                        $7,260
Basic EPS:
  Income available to common shareholders   103     14,746    $    0.01   9,057   13,636   $    0.66    7,260   12,132   $    0.60
Effect of dilutive securities:
  Stock options                                                                      242                            40
  Stock options of Wackenhut Corrections   (203)                            (51)
Diluted EPS:
  Income (loss) available to common
  shareholders                            $(100)    14,746    $   (0.01) $9,006   13,878   $    0.65   $7,260   12,172   $    0.60
-----------------------------------------------------------------------------------------------------------------------------------


(16) Commitments and Contingencies
The nature of the company's business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the consolidated financial statements of the company.

The company leases office space, data processing equipment and automobiles under non-cancelable operating leases expiring between 1998 and 2017. The company entered into a lease for its new corporate headquarters in Palm Beach Gardens, Florida, in 1996. The lease requires annual payments of $1.8 million for an initial term of 15 years with 3 five-year options to extend the term of the lease. Rent expense for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 was $10 million, $9.6 million, and $7 million, respectively.

In December 1997, Wackenhut Corrections entered into a $220 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, Wackenhut Corrections unconditionally agreed to guarantee certain obligations of First Security Bank, N.A., a party to the aforementioned operating lease facility. As of December 28, 1997, approximately $69 million of properties were under development under this facility.

The minimum commitments under these leases and the 15 year lease for the new corporate headquarters, are as follows:

                                                 Minimum
Year                                            Commitment
---------------------------------------------------------
1998                                             $11,450
1999                                               9,680
2000                                               8,545
2001                                               7,405
2002                                               6,629
Thereafter                                        16,687
                                                 --------
                                                 $60,396
---------------------------------------------------------


(17) Business Segments
Security services, correctional services and staffing services
The company's principal segments are security services, correctional services, and staffing services. The security services provides security-related and other support services to commercial and governmental/regulated industries clients. A subsidiary of the company, Wackenhut Corrections Corporation, provides facility management and construction services to detention and correctional facilities. The staffing services provides employee leasing and temporary staffing services.

Fiscal year                                1997         1996        1995
---------------------------------------------------------------------------
REVENUES:
  Security services                   $   828,974    $ 768,065    $ 697,301
  Correctional services                   206,930      137,784       99,431
  Staffing services                        90,898          207
                                      -------------------------------------
Total revenues                        $ 1,126,802    $ 906,056    $ 796,732
---------------------------------------------------------------------------
OPERATING INCOME:
  Security services                   $    20,281    $  18,736    $  20,500
  Correctional services                    16,545        9,731        7,229
  Staffing services                          (272)        (365)
  Unallocated corporate
    expenses                              (14,982)     (11,032)     (11,955)
  One-time charges and
    impairment of assets                  (18,300)        (750)
                                      -------------------------------------
Total operating income                $     3,272    $  16,320    $  15,774
---------------------------------------------------------------------------

EQUITY INCOME (LOSS) OF FOREIGN
AFFILIATES, NET OF TAXES:
   Security services                  $       993    $   1,029    $     744
   Correctional services                    1,105          604         (113)
                                      -------------------------------------
Total equity income                   $     2,098    $   1,633    $     631
---------------------------------------------------------------------------

CAPITAL EXPENDITURES:
     Security services                $     2,867    $   3,871    $   3,959
     Correctional services                 23,965       12,476        2,720
     Staffing services                        294           85
     Unallocated corporate                    566        3,485          178
                                      -------------------------------------
Total capital expenditures            $    27,692    $  19,917    $   6,857
---------------------------------------------------------------------------

DEPRECIATION AND
AMORTIZATION EXPENSE:
     Security services                $    10,088    $   9,438    $   7,891
     Correctional services                  6,303        3,532        2,303
     Staffing services                        385            3
     Unallocated corporate
          expenses                            741          867        1,977
                                      -------------------------------------
Total expenses                        $    17,517    $  13,840    $  12,171
---------------------------------------------------------------------------

-----------------------------------------------------------------
IDENTIFIABLE ASSETS:
     Security services         $171,288     $158,413     $ 98,057
     Correctional services      139,203      106,811       38,840
     Staffing services           45,137          961
     Unallocated corporate       48,814       57,733       61,030
                               ----------------------------------
Total identifiable assets      $404,442     $323,918     $197,927
-----------------------------------------------------------------

DOMESTIC AND INTERNATIONAL OPERATIONS
Non-U.S. operations of the company and its subsidiaries are conducted primarily in South America and Australia. Minority interest in consolidated foreign subsidiaries have been reflected net of applicable income taxes in the accompanying financial statements. The company carries its investment in affiliates (20% to 50% owned) under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the company are provided currently.

A summary of domestic and international operations is shown below:

Fiscal year                            1997           1996           1995
---------------------------------------------------------------------------
REVENUES:
     Domestic operations           $   952,978      $ 760,038      $652,723
     International operations          173,824        146,018       144,009
                                   ----------------------------------------
Total revenues                     $ 1,126,802      $ 906,056      $796,732
---------------------------------------------------------------------------
OPERATING INCOME:
     Domestic operations           $    17,085      $  15,675      $ 11,407
     International operations            4,487          1,395         4,367
     One-time charges and
          impairment of assets         (18,300)          (750)
                                   ----------------------------------------
TOTAL OPERATING INCOME             $     3,272      $  16,320      $ 15,774
---------------------------------------------------------------------------



------------------------------------------------------------------
EQUITY INCOME OF FOREIGN
AFFILIATES, NET OF TAXES:
   Domestic operations
   International operations     $  2,098     $  1,633     $    631
                                ----------------------------------
Total equity income             $  2,098     $  1,633     $    631
------------------------------------------------------------------
CAPITAL EXPENDITURES:
   Domestic operations          $ 19,588     $ 16,569     $  2,911
   International operations        8,104        3,348        3,946
                                ----------------------------------
Total capital expenditures      $ 27,692     $ 19,917     $  6,857
------------------------------------------------------------------
DEPRECIATION AND
AMORTIZATION EXPENSE:
   Domestic operations          $ 12,888     $  9,678     $  9,512
   International operations        4,629        4,162        2,659
                                ----------------------------------
Total expenses                  $ 17,517     $ 13,840     $ 12,171
------------------------------------------------------------------
IDENTIFIABLE ASSETS:
   Domestic operations          $368,349     $294,066     $141,431
   International operations       36,093       29,852       56,496
                                ----------------------------------
Total identifiable assets       $404,442     $323,918     $197,927
------------------------------------------------------------------



(18) Selected Quarterly Financial Data
     (Unaudited)

Selected quarterly financial data for the company and its subsidiaries for the fiscal years ended December 28, 1997 and December 29, 1996 is as follows:



                                                   First        Second        Third        Fourth
1997                                              Quarter      Quarter       Quarter      Quarter
---------------------------------------------------------------------------------------------------
Revenues                                          $242,134     $273,592     $294,885     $ 316,191
Income (loss) from operations (1)                 $  4,000     $  4,909     $  6,680     $ (12,317)
Net income (loss)                                 $  1,968     $  2,508     $  3,330     $  (7,703)
Earnings (loss) per share - basic                 $   0.13     $   0.17     $   0.23     $   (0.52)
Earnings (loss) per share - assuming dilution     $   0.13     $   0.17     $   0.22     $   (0.53)
---------------------------------------------------------------------------------------------------
1996
---------------------------------------------------------------------------------------------------
Revenues                                          $212,474     $222,904     $236,869     $ 233,809
Income from operations                            $  2,063     $  3,721     $  5,224     $   5,312
Net income                                        $    945     $  1,907     $  3,038     $   3,167
Earnings (loss) per share - basic                 $   0.08     $   0.15     $   0.21     $    0.22
Earnings (loss) per share - assuming dilution     $   0.08     $   0.14     $   0.20     $    0.20
---------------------------------------------------------------------------------------------------


(1) The results of operations in the fourth quarter were affected by a one-time charge of $18,300,000 (Note 2)

Report of independent certified public accountants

To the Shareholders of
       The Wackenhut Corporation:


We have audited the accompanying consolidated balance sheets of The Wackenhut Corporation (a Florida corporation) and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wackenhut Corporation and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
February 11, 1998.



Management's responsibility for financial statements

To the Shareholders of
       The Wackenhut Corporation:



The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. They include amounts based on judgments and estimates.

Representations in the financial statements and the fairness and integrity of such statements are the responsibility of management. In order to meet management's responsibility, the company maintains a system of internal controls and procedures and a program of internal audits designed to provide reasonable assurance that the company's assets are controlled and safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon in the preparation of financial statements.

The financial statements have been audited by Arthur Andersen LLP, independent certified public accountants, whose appointment was ratified by shareholders. Their report expresses a professional opinion as to whether management's financial statements considered in their entirety present fairly, in conformity with generally accepted accounting principles, the company's financial position and results of operations. Their audit was conducted in accordance with generally accepted auditing standards. As part of this audit, Arthur Andersen LLP considered the company's system of internal controls to the degree they deemed necessary to determine the nature, timing and extent of their audit tests which support their opinion on the financial statements.

The audit committee of the board of directors meets periodically with representatives of management, the independent certified public accountants and the company's internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent certified public accountants have unrestricted access to the audit committee to discuss the results of their reviews.



/s/ George R. Wackenhut           /s/ Philip L. Maslowe

George R. Wackenhut               Philip L. Maslowe
Chairman of the Board             Senior Vice President and
and Chief Executive Officer       Chief Financial Officer



Palm Beach Gardens, Florida,
February 11, 1998.



42