Form 10-Q
period 1998-03-29
WACKENHUT CORP
filed 1998-05-12
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 29, 1998


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

                                Yes [X]  No [ ]

At May 4, 1998, 3,855,582 shares of Series A were issued and outstanding and 11,029,703 shares of Series B of the registrant's Common Stock was outstanding after deducting 87,000 shares held in treasury.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of the The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended March 29, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1999.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                        MARCH 29, 1998 and MARCH 30, 1997
                      (In thousands except per share data)
                                   UNAUDITED

                                                                        1998           1997
                                                                     ---------       ---------
REVENUES                                                             $ 398,623       $ 242,134
                                                                     ---------       ---------

OPERATING EXPENSES:
Payroll and related taxes                                              314,148         179,454
Other operating expenses                                                73,949          54,973
Depreciation expense                                                     1,966           1,436
Amortization of intangible assets                                        2,132           2,271
                                                                     ---------       ---------
                                                                       392,195         238,134
                                                                     ---------       ---------

OPERATING INCOME                                                         6,428           4,000
                                                                     ---------       ---------
OTHER INCOME (EXPENSE):
Interest and investment income                                             698             912
Interest expense                                                          (586)           (335)
                                                                     ---------       ---------
                                                                           112             577
                                                                     ---------       ---------

INCOME BEFORE INCOME TAXES                                               6,540           4,577
Provision for income taxes                                               2,726           1,709
Minority interest, net of income taxes of $1,189 and $769                1,783           1,309
Equity income of foreign affiliates, net of income taxes
  of $391 and $284                                                        (630)           (409)
                                                                     ---------       ---------
NET INCOME                                                           $   2,661       $   1,968
                                                                     =========       =========

EARNINGS PER SHARE:
     Basic                                                           $     .18       $     .13
     Assuming dilution                                               $     .17       $     .13
                                                                     =========       =========

Basic weighted average shares outstanding                               14,857          14,671
Diluted weighted average shares outstanding                             15,222          14,883



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 29, 1998 AND DECEMBER 28, 1997
                        (In thousands except share data)
                                   UNAUDITED

                                                                        1998            1997
                                                                     ---------       ---------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                            $  30,168       $  45,168
Accounts receivable, less allowance for doubtful accounts
   of $3,199 in 1998 and $2,713 in 1997                                162,935         171,373
Inventories                                                             12,095          10,270
Deferred taxes                                                           3,611           3,548
Other                                                                   25,732          21,568
                                                                     ---------       ---------
                                                                       234,541         251,927
                                                                     ---------       ---------

NOTES RECEIVABLE                                                           665             667
                                                                     ---------       ---------

MARKETABLE SECURITIES of casualty reinsurance subsidiary                22,846           7,772
                                                                     ---------       ---------

PROPERTY AND EQUIPMENT, at cost                                         74,859          72,280
   Accumulated depreciation                                            (17,656)        (15,810)
                                                                     ---------       ---------
                                                                        57,203          56,470
                                                                     ---------       ---------

DEFERRED TAXES                                                              62             450
                                                                     ---------       ---------

OTHER ASSETS:

Intangibles and deferred start-up costs                                 59,791          61,565
Investment in and advances to foreign affiliates, at cost               20,250          20,578
Other                                                                    9,100           5,013
                                                                     ---------       ---------
                                                                        89,141          87,156
                                                                     ---------       ---------

                                                                     $ 404,458       $ 404,442
                                                                     =========       =========



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 29, 1998 AND DECEMBER 28, 1997
                        (In thousands except share data)
                                   UNAUDITED

                                                                                  1998            1997
                                                                               ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable                                                                  $   2,560       $   2,508
Accounts payable                                                                  34,155          38,640
Accrued payroll and related taxes                                                 58,629          52,456
Accrued expenses                                                                  46,818          41,414
                                                                               ---------       ---------
                                                                                 142,162         135,018
                                                                               ---------       ---------

RESERVES FOR LOSSES of casualty reinsurance subsidiary                            45,458          45,786
                                                                               ---------       ---------

LONG-TERM DEBT                                                                       899          13,341
                                                                               ---------       ---------

OTHER                                                                             15,124          15,528
                                                                               ---------       ---------

MINORITY INTEREST                                                                 50,522          47,930
                                                                               ---------       ---------
SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized                                         -               -
Common stock, $.10 par value, 50,000,000 shares authorized:
Series A common stock, 3,855,582 issued and outstanding                              386             386
Series B common stock, 11,102,578 issued and outstanding in 1998 and
  11,085,703 issued and outstanding in 1997                                        1,110           1,109
Additional paid-in capital                                                       127,210         125,248
Retained earnings                                                                 29,160          27,614
Accumulated other comprehensive income                                            (6,473)         (6,418)
Treasury stock at cost, 87,000 shares of Series B                                 (1,100)         (1,100)
                                                                               ---------       ---------
                                                                                 150,293         146,839
                                                                               ---------       ---------

                                                                               $ 404,458       $ 404,442
                                                                               =========       =========



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1998 AND MARCH 30, 1997
                                 (In thousands)
                                   UNAUDITED

                                                                                    1998          1997
                                                                                  -------       -------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net Income                                                                        $ 2,661       $ 1,968
Adjustments -
  Depreciation expense                                                              1,966         1,436
  Amortization expense                                                              3,772         2,305
  Provision for bad debts                                                             528           136
  Equity income, net of dividends                                                    (953)         (633)
  Minority interests in net income                                                  2,972         2,078
  Income tax benefit related to stock options                                       2,044
  Other                                                                               806          (365)
(Increase) decrease in assets:

    Accounts receivable                                                            (9,090)       (2,140)
    Inventories                                                                    (3,322)       (1,601)
    Other current assets                                                              111        (4,884)
    Marketable securities and certificates of deposit                                (108)          (31)
    Deferred taxes                                                                    325
    Other                                                                          (4,590)       (4,450)
Increase (decrease) in liabilities:

    Accounts payable and accrued expenses                                            (763)        7,367
    Accrued payroll and related taxes                                               6,173         3,180
    Reserve for losses of casualty reinsurance subsidiary                            (328)           61
    Deferred taxes                                                                                  928
    Other                                                                            (404)          596
                                                                                  -------       -------
Net Cash Provided by Operating Activities                                           1,800         5,951
                                                                                  -------       -------



See notes to unaudited consolidated financial statements.

                  THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1998 AND MARCH 30, 1997
                                 (In thousands)
                                   UNAUDITED
                                   (Continued)

                                                                                      1998           1997
                                                                                   --------       --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Net proceeds from exercise of stock options of subsidiary                        $  1,031       $    197
  Investment in and advances to foreign affiliates                                      692           (977)
  Capital expenditures                                                               (2,700)        (2,905)
   Proceeds from sales (payments for purchases) of marketable securities            (15,243)         1,970
   Deferred charges                                                                  (4,162)        (3,819)
                                                                                   --------       --------
Net Cash Used In Investing Activities                                               (20,382)        (5,534)
                                                                                   --------       --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                                               138
  Purchase and cancellation of common stock                                                           (139)
  Net payment on revolving credit agreement                                         (12,441)          (405)
  Proceeds from sales of accounts receivable                                         17,000
  Dividends paid                                                                     (1,115)          (953)
                                                                                   --------       --------
Net Cash Provided By (Used In) Financing Activities                                   3,582         (1,497)
                                                                                   --------       --------

Net increase (decrease) in Cash and Cash Equivalents                                (15,000)        (1,080)
Cash and Cash Equivalents, at beginning of period                                    45,168         52,755
                                                                                   --------       --------
Cash and Cash Equivalents, at end of period                                        $ 30,168       $ 51,675
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:

Interest                                                                           $    548       $    470
Income taxes                                                                       $    101       $    102




See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC." The results for the thirteen weeks ended March 29, 1998 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. Certain prior year amounts have been reclassified to conform with current year presentation.

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of foreign affiliates approximated $9.2 million and $8.8 million at March 29, 1998 and December 28, 1997, respectively, and is included in "Investment in and advances to foreign affiliates" in the accompanying consolidated balance sheets. The following is a summary of condensed unaudited financial information pertaining to foreign affiliates (dollars in thousands):

                                                             Mar. 29,     Dec. 28,
                                                              1998          1997
                                                             -------      -------
     Balance sheet items:

      Current assets                                         $40,947      $55,563
      Noncurrent assets                                       36,131       31,229
      Current liabilities                                     32,747       39,721
      Noncurrent liabilities                                  18,027       19,413
      Minority interest liability                                301          292



                                                             Mar. 29,     Mar. 30,
                                                               1998         1997
                                                             -------      -------
 Income statement items for the thirteen weeks ended:

     Revenues                                                $50,068      $42,759
     Operating income                                          3,418        3,147
     Net income before taxes                                   2,580        2,262



3. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                                        Thirteen weeks ended
                                                                        ---------------------
                                                                        Mar. 29,      Mar. 30,
                                                                          1998          1997
                                                                        -------       -------
Net income                                                              $ 2,661       $ 1,968
Unrealized loss on marketable securities, net of income taxes                            (108)
Foreign currency translation adjustments, net of income taxes               (55)           29
                                                                        -------       -------
Comprehensive income                                                    $ 2,606       $ 1,889
                                                                        =======       =======



The effect of income taxes on unrealized loss and on foreign currency translation adjustments was not significant.

4. INTANGIBLES AND DEFERRED START-UP COSTS

Intangibles and deferred start-up costs at March 29, 1998 and December 28, 1997 consist of the following:

                                       1998           1997
                                   ----------     ----------
 Goodwill                          $   34,799     $   34,199
 Contract value                        15,586         15,586
 Deferred start-up costs               20,904         21,550
 Other                                  3,035          2,105
                                   ----------     ----------
                                       27,703         73,440
 Accumulated amortization              14,533         11,875
                                   ----------     ----------
                                   $   59,791     $   61,565
                                   ==========     ==========


Goodwill represents the excess of cost over net assets of businesses acquired. Through December 28, 1997, WHC capitalized and amortized facility start-up costs on a straight-line basis over the lesser of the original contract term plus renewals or five years. Deferred facility start-up costs consist of costs of initial employee training, travel and other direct expenses incurred in connection with the opening of new facilities. Effective December 29, 1997, WHC modified this policy to amortize facility start-up costs over the lesser of the initial contract term or five years. Had this policy been followed in prior periods, the impact would have been immaterial. In April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") on Accounting for Costs of Start-up Activities. SOP 98-5 requires the expensing of start-up costs, defined as pre-opening, per-operating and pre-contract type costs, as incurred and is effective for fiscal years beginning after December 15, 1998. If adopted by the Company in fiscal 1998, the Company anticipates a pre-tax write-off of approximately $18.2 million (or $10.9 million after-tax) to record the cumulative effect of the change in accounting principle. The Company will concurrently record a $4.9 million reduction in minority interest expense. The write-off includes both current and long-term portions of deferred start-up costs. The current portion of deferred start-up costs is approximately $6.6 million.

5. INCOME TAXES

The combined Federal and state effective income tax rate was 41.7% for the first thirteen weeks of 1998 and 37.3% for the first thirteen weeks of 1997. The higher effective rate in the first thirteen weeks of 1998 was due to decreases in the utilization of capital loss carryforwards and tax exempt income of the reinsurance subsidiary. In addition, the statutory Federal income tax rate applicable to the Company increased to 35% from 34%. In 1998, consolidated taxable income is expected to exceed the threshold where the 35% rate is applicable.

6. EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except for per share amounts).

                                                       March 29, 1998                        March 30, 1997
                                              ----------------------------------   -----------------------------------
                                                                         Per                                  Per
                                                                        Share                                Share
                                               Income     Shares       Amount        Income     Shares       Amount
                                           -------------------------------------   -----------------------------------
 Net income                                $      2,661                            $    1,968
                                           ============                            ==========
 Basic EPS:
      Income available to common
         shareholders                             2,661      14,857     $0.18           1,968     14,671      $ 0.13
                                                                        =====                                 ======
 Effect of dilutive securities:
      Stock options                                             365                                  212
      Stock options of WHC                          (33)                                  (40)
                                           ------------      ------                ----------     ------
 Diluted EPS:
      Income available to common
         shareholders                             2,628      15,222      0.17           1,928     14,883        0.13
                                           =====================================   ===================================



7. SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

On April 28, 1998, Correctional Properties Trust ("CPV"), a Maryland real estate investment trust, sold 6.2 million shares of common stock at an offering price of $20.00 per share in an initial public offering. Approximately $113.0 million of the net proceeds of the offering were used to acquire eight correctional and detention facilities operated by WHC. Subsequent to the purchase, CPV is leasing these eight facilities to WHC. In connection with the sale, Wackenhut Corrections received approximately $42 million. WHC received approximately $42 million for the three facilities owned by it and for the rights to acquire four of the remaining five facilities, resulting in a net profit of approximately $18 million which will be amortized over the ten-year lease term. Subsequent to the purchase, CPV is leasing these eight facilities to WHC. CPV was also granted the option to acquire three additional correctional facilities currently under development by WHC and the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by WHC.

8. BUSINESS SEGMENTS

The Company's principal segments are security services, correctional services, and staffing services. The security services provides security-related and other support services to commercial and governmental/regulated industries clients. A subsidiary of the Company, WHC, provides facility management and construction services to detention and correctional facilities. The staffing services provides employee leasing and temporary staffing services.

                                                        THIRTEEN WEEKS ENDED
                                                   -------------------------------
(dollars in thousands)                             MAR. 29, 1998     MAR. 30, 1997
                                                   -------------     -------------
Revenues:
         Security services                            $ 222,868       $ 197,098
         Correctional services                           71,269          41,227
         Staffing services                              104,486           3,809
                                                      ---------       ---------
Total revenues                                        $ 398,623       $ 242,134
                                                      =========       =========

Operating Income:
         Security services                            $   4,907       $   4,721
         Correctional services                            5,556           3,272
         Staffing services                                  280            (333)
         Unallocated corporate expenses                  (4,315)         (3,660)
                                                      ---------       ---------
Total operating income                                $   6,428       $   4,000
                                                      =========       =========

Equity Income of Affiliates, net of taxes:
         Security services                            $     366       $     163
         Correctional services                              264             246
                                                      ---------       ---------
Total equity income                                   $     630       $     409
                                                      =========       =========

Capital Expenditures:
         Security services                            $   1,194       $     337
         Correctional services                            1,128           2,272
         Staffing services                                  257              14
         Unallocated corporate expenditures                 121             282
                                                      ---------       ---------
Total capital expenditures                            $   2,700       $   2,905
                                                      =========       =========

Depreciation and Amortization:

         Security services                            $   2,601       $   2,404
         Correctional services                            2,667           1,148
         Staffing services                                  309              12
         Unallocated corporate expenses                     161             177
                                                      ---------       ---------
Total expenses                                        $   5,738       $   3,741
                                                      =========       =========


Identifiable Assets:                               MAR. 29, 1998     DEC. 28, 1997
                                                   -------------     -------------
         Security services                            $ 183,018       $ 171,288
         Correctional services                          146,717         139,203
         Staffing services                               47,972          45,137
         Unallocated corporate assets                    26,751          48,814
                                                      ---------       ---------
Total identifiable assets                             $ 404,458       $ 404,442
                                                      =========       =========


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

                                                       THIRTEEN WEEKS ENDED
                                                   ----------------------------
(dollars in thousands)                             MAR. 29, 1998  MAR. 30, 1997
                                                   -------------  -------------
Revenues:
         Domestic operations                         $350,190      $201,980
         International operations                      48,433        40,154
                                                     --------      --------
Total revenues                                       $398,623      $242,134
                                                     ========      ========

Operating Income:
         Domestic operations                         $  5,181      $  3,157
         International operations                       1,247           843
                                                     --------      --------
Total operating income                               $  6,428      $  4,000
                                                     ========      ========

Equity Income of Affiliates, net of taxes:
         Domestic operations
         International operations                    $    630      $    409
                                                     --------      --------
Total equity income                                  $    630      $    409
                                                     ========      ========

Capital Expenditures:
         Domestic operations                         $  2,277      $  2,734
         International operations                         423           171
                                                     --------      --------
Total capital expenditures                           $  2,700      $  2,905
                                                     ========      ========

Depreciation and Amortization:
         Domestic operations                         $  4,486      $  2,620
         International operations                       1,252         1,121
                                                     --------      --------
Total expenses                                       $  5,738      $  3,741
                                                     --------      --------

Identifiable Assets:                              MAR. 29, 1998  DEC. 28, 1997
                                                  -------------  -------------
         Domestic operations                         $364,325      $368,349
         International operations                      40,133        36,093
                                                     --------      --------
Total identifiable assets                            $404,458      $404,442
                                                     ========      ========


                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Wackenhut Corporation and its Subsidiaries (the "Company") is a diversified outsourcer providing security and physical protection, employee leasing and temporary staffing, personnel and facility management, food service, education and training, and fire, supplemental police and emergency services. The Company's business is organized into four major groups: North American Operations (security services), International Operations (security services), Wackenhut Corrections Corporation and Staffing Services. The Company provides security-related, outsourcing and other support services through the security services business. The Wackenhut Corrections Corporation, a 54% owned corrections subsidiary, is a developer and manager of privatized correctional and detention facilities. Through the correctional business, the Company provides correctional and detention facility design, development and management services to government agencies. In 1996 the Company entered into the employee leasing and temporary staffing businesses.

FINANCIAL CONDITION

Reference is made to pages 24 through 29 of the Company's Annual Report to Shareholders, filed as Exhibit 13.0 with the Company's Annual Report Form 10-K for the fiscal year ended December 28, 1997 for further discussion and analysis of information pertaining to the Company's financial condition.

During the thirteen weeks ended March 29, 1998, the Company sold $17 million of accounts receivable under its accounts receivable securitization agreements and paid down its revolving credit agreement by $12.3 million.

On April 28, 1998, WHC sold three facilities and the rights to acquire four additional facilities to Correctional Properties Trust for approximately $42 million, resulting in a net profit of approximately $18 million which will be amortized over the ten-year lease term. In connection with the sale, WHC entered into a ten-year lease with CPV for eight correctional and detention facilities currently operated by WHC.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the April 24, 1998, press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variation of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in thousands):

                                                                         Thirteen weeks ended
                                                           --------------------------------------------------
                                                                Mar. 29, 1998                Mar. 30, 1997
                                                           -----------------------    -----------------------
                                                              $              %            $               %
                                                           --------      ---------    --------        -------
 REVENUES [a]
   Security Services:
    North American Operations                               191,835          48.1      168,427          69.6
    International Operations                                 31,033           7.8       28,671          11.8
                                                           --------       -------     --------      --------
                                                            222,868          55.9      197,098          81.4

  Correctional Services                                      71,269          17.9       41,227          17
  Staffing Services                                         104,486          26.2        3,809           1.6
                                                           --------       -------     --------      --------
  Consolidated revenues                                     398,623         100        242,134         100
                                                           ========       =======     ========      ========

OPERATING INCOME [b]
  Security Services:
    North America Operations                                  4,821           2.5        4,611           2.7
    International Operations                                     86           0.3          110           0.4
                                                           --------                   --------
                                                              4,907           2.2        4,721           2.4

  Correctional Services                                       5,556           7.8        3,272           7.9
  Staffing Services                                             280           0.3         (333)         (8.7)
  Unallocated corporate expense                              (4,315)         (1.1)      (3,660)         (1.5)
                                                           --------                   --------
  Consolidated operating income                               6,428           1.6        4,000           1.7
                                                           ========                   ========



[a]  Percentages represent percent of total revenues

[b]  Percentages represent percent of respective business related revenues.

COMPARISON OF THIRTEEN WEEKS ENDED MARCH 29, 1998 AND THIRTEEN WEEKS ENDED MARCH 30, 1997

REVENUES


SECURITY SERVICES

First quarter 1998 Security Services revenues increased $25.8 million, or 13%, to $222.9 million from $197.1 million in the first quarter of 1997. Revenues of the North American Operations increased $23.4 million, or 14%, to $191.8 million in the first quarter of 1998 from $168.4 million in the first quarter of 1997. Both commercial and government/regulated services showed strong improvement in the quarter versus the first quarter 1997. International Operations revenues increased $2.4 million, or 8%, to $31.0 million in the first quarter of 1998 compared to $28.7 million in the first quarter of 1997. Increases in international security revenues in Central, South America and Europe were partially offset by the exit from the Australian security market. Revenues of Wackenhut of Australia Pty., Ltd., were $4.0 million in the first quarter of 1997.

CORRECTIONAL SERVICES

First quarter 1998 Correctional Services revenues increased $30.0 million, or 73%, to $71.2 million from $41.2 million in the comparable quarter last year. The increase was due principally to the increase in compensated resident days by 60% to approximately 1,541,000 in the first quarter of 1998 from 964,000 in the first quarter of 1997, which resulted principally from the opening of new facilities during 1997 and in the first quarter of 1998. Occupancy decreased slightly to approximately 95.6% of capacity in domestic facilities compared to 97.6% in the first quarter of 1997 due to new openings.

STAFFING SERVICES

Staffing Services was started in the third quarter of 1996. In May 1997, the Company acquired the business and certain assets of the King Companies in Jacksonville, Florida and in December 1997, the Company acquired the business and substantially all of the assets of Professional Employee Management, Inc., of Sarasota, Florida. Revenues of Staffing Services amounted to $104.5 million in the first quarter of 1998, compared to $3.8 million in the comparable quarter last year.

OPERATING INCOME

First quarter 1998 consolidated operating income increased $2.4 million, or 61%, to $6.4 million from $4.0 million in the first quarter of 1997. The operating margin for the first quarter of 1998 remained basically flat at 1.6% as compared to 1.7% for the comparable first quarter of 1997.

SECURITY SERVICES

The operating income of the services business increased $186,000, or 4%, to $4.9 million in the first quarter of 1998 from $4.7 million for the comparable quarter last year. North American Operations operating income increased $210,000, or 5%, to $4.8 million in the first quarter of 1998 from $4.6 million in the first quarter of 1997. The increase in operating income of the North American Operations can be attributed mainly to its increased revenue growth and improved profit margins in the Security Services which were partially offset by an increase in the allocation of direct corporate general and administrative costs. The increase in corporate general and administrative expenses this quarter, as compared to the first quarter of 1997 was due to increases in information technology and payroll related costs attributable to the corporate staff. The operating income of the North American Operations as a percentage of revenues decreased slightly to 2.5% in the first quarter of 1998 from 2.7% in the first quarter of 1997. International Operations operating income remained relatively flat in the first quarter of 1998 as compared with the first quarter of 1997. In January 1998, the Company sold the security business and certain related assets of Australian security operations, which incurred an operating loss of $500,000 in the first quarter of 1997. Softness in the operating results of European and Asian operations reduced income in the quarter versus the comparable quarter in 1997. In addition, there was an increase in the allocation of corporate general and administrative expenses for the first quarter of 1998, as compared to the first quarter of 1997, as discussed above.

CORRECTIONAL SERVICES

First quarter 1998 operating income increased $2.3 million, or 70%, to $5.6 million from $3.3 million in the comparable period in 1997. The improved results are attributable principally to increased profit contribution from new facilities, increased utilization of existing facilities and continued leveraging of overhead.

STAFFING SERVICES

The operating profit of Staffing Services was $280,000 in the first quarter of 1998 as compared to an operating loss of $333,000 for the first quarter of 1997. The improvement in operating profit is attributable principally to the acquisitions of new businesses and improvement in the profit contribution of internally developed staffing services.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate general and administrative expenses increase 18% to $4.3 million in the first quarter of 1998 from $3.6 million in the first quarter of 1997. The increase was due principally to an increase in information technology costs in the first quarter of 1998 compared to the first quarter of 1997. In addition, there were increases in labor and labor related costs attributable to the corporate staff as the Company fully restaffed after its corporate relocation. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 1.1% of revenues in the first quarter of 1998 from 1.5% of revenues in the first quarter of 1997.

OTHER INCOME/EXPENSE

Other income decreased $465,000, or 81%, to $112,000 in the first quarter of 1998 from $577,000 in the first quarter of 1997. Interest income was lower in the first quarter of 1998, as compared to the first quarter of 1997, due to a decrease in excess funds available for investment which were used for acquisitions and renovation or construction of correctional facilities during the latter part of 1997 and in the first quarter of 1998. Higher interest costs were incurred on increased borrowings under the accounts receivable and revolving credit facilities in the first quarter of 1998.

INCOME BEFORE INCOME TAXES

First quarter 1998 income before taxes increased $2.0 million, or 43%, to $6.5 million from $4.5 million in the first quarter of 1997.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $12.2 million, or 3.1% of revenues for the first quarter of 1998, which was $4.5 million, or 58.4%, higher than the first quarter of 1997. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 41.7% for the first quarter of 1998 and 37.3% for the first quarter of 1997. The higher effective rate in the first quarter of 1998 was due to decreases in the utilization of capital loss carryforwards and tax exempt income of the reinsurance subsidiary. In addition, the statutory federal income tax rate applicable to the Company increased to 35% from 34%. In 1998, consolidated taxable income is expected to exceed the threshold where the 35% taxable rate is applicable.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased $474,000 to $1.8 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased $221,000, or 54%, to $630,000 in the first quarter of 1998 from $409,000 in the first quarter of 1997, primarily due to improved operations in Greece, Argentina and Chile.

NET INCOME

Net income increased $693,000, or 35%, to $2.7 million in the first quarter of 1998 compared to $2.0 million in the first quarter of 1997. Earnings per share on a diluted basis was $0.17 in the first quarter of 1998 compared to $0.13 in the first quarter of 1997.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Wackenhut Corrections Corporation, a majority owned subsidiary of the Company has filed Amendment No. 4 to Registration Statement on Form S-3 under the Securities Act of 1993 on April 22, 1998 in connection with the public offering of Correctional Properties Trust, a Maryland real estate investment trust, formed to acquire correctional and detention facilities from both private prison operators and governmental entities.

Correctional Properties Trust has also filed Amendment No. 4 to Registration Statement on Form S-11 under the Securities Act of 1993 on April 22, 1998. The Registration Statements on Form S-3 and S-11 and subsequent amendments are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits -

         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

         The Company did not file a Form 8-K during the first quarter of 1998.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.

                                              THE WACKENHUT CORPORATION


DATE:   May 11, 1998                          /s/  PHILIP L. MASLOWE
                                              --------------------------
                                                  Philip L. Maslowe,
                                              SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER