Form 10-Q
period 1998-06-28
WACKENHUT CORP
filed 1998-08-11
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 28, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from          to
                                              --------    -------

                          Commission file number 1-5450


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

                           Yes [X]  No [ ]

 At July 31, 1998, 3,855,582 shares of Series A were issued and outstanding and 11,072,766 shares of Series B of the registrant's Common Stock was outstanding after deducting 87,000 shares held in treasury.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended June 28, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1999.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED
                         JUNE 28, 1998 and JUNE 29, 1997
                      (In thousands except per share data)
                                    UNAUDITED

                                                   Thirteen Weeks             Twenty-six Weeks
                                                        Ended                      Ended
                                               -----------------------     -----------------------
                                                 1998          1997          1998          1997
                                               ---------     ---------     ---------     ---------

REVENUES                                       $ 416,659     $ 273,592     $ 815,282     $ 515,726
                                               ---------     ---------     ---------     ---------

OPERATING EXPENSES:
Payroll and related taxes                        325,223       200,915       639,371       380,369
Other operating expenses                          79,250        65,904       153,199       122,707
Depreciation expense                               2,208         1,363         4,174         2,799
Amortization of intangible assets                  2,262           501         4,394           942
                                               ---------     ---------     ---------     ---------
                                                 408,943       268,683       801,138       506,817
                                               ---------     ---------     ---------     ---------

OPERATING INCOME                                   7,716         4,909        14,144         8,909
                                               ---------     ---------     ---------     ---------

OTHER INCOME (EXPENSE):
Interest and investment income                     1,140         1,002         1,838         1,914
Interest expense                                    (781)         (618)       (1,367)         (953)
                                               ---------     ---------     ---------     ---------
                                                     359           384           471           961
                                               ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES                         8,075         5,293        14,615         9,870

Provision for income taxes                         3,159         1,987         5,885         3,695
Minority interest, net of income taxes             2,070         1,319         3,853         2,628
Equity income of foreign affiliates, net of
   income taxes                                     (794)         (521)       (1,424)         (930)
                                               ---------     ---------     ---------     ---------

NET INCOME                                     $   3,640     $   2,508     $   6,301     $   4,477
                                               =========     =========     =========     =========

EARNINGS PER SHARE:
     Basic                                     $    0.24     $    0.17     $    0.42     $    0.30
     Assuming dilution                         $    0.23     $    0.17     $    0.41     $    0.30
                                               =========     =========     =========     =========

  See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 28, 1998 AND DECEMBER 28, 1997
                        (In thousands except share data)
                                    UNAUDITED

                                                                1998         1997
                                                             ---------     ---------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $  62,368     $  45,168
Accounts receivable, less allowance for doubtful accounts
   of $3,625 in 1998 and $2,713 in 1997                        165,779       171,373
Inventories                                                     12,336        10,270
Deferred taxes                                                   4,014         3,548
Other                                                           27,756        21,568
                                                             ---------     ---------
                                                               272,253       251,927
                                                             ---------     ---------

NOTES RECEIVABLE                                                   665           667
                                                             ---------     ---------

MARKETABLE SECURITIES of casualty reinsurance subsidiary        23,575         7,772
                                                             ---------     ---------

PROPERTY AND EQUIPMENT, at cost                                 51,769        72,280
   Accumulated depreciation                                    (17,897)      (15,810)
                                                             ---------     ---------
                                                                33,872        56,470
                                                             ---------     ---------

DEFERRED TAXES                                                   8,078           450
                                                             ---------     ---------

OTHER ASSETS:
Intangibles and deferred start-up costs                         59,101        61,565
Investment in and advances to foreign affiliates                23,077        20,578
Other                                                           10,648         5,013
                                                             ---------     ---------
                                                                92,826        87,156
                                                             ---------     ---------

                                                             $ 431,269     $ 404,442
                                                             =========     =========


 See notes to unaudited consolidated financial statements

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 28, 1998 AND DECEMBER 28, 1997
                        (In thousands except share data)
                                    UNAUDITED

                                                             1998          1997
                                                          ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                             $      --     $   2,508
Accounts payable                                             24,288        38,640
Accrued payroll and related taxes                            57,708        52,456
Accrued expenses                                             62,997        41,414
                                                          ---------     ---------
                                                            144,993       135,018
                                                          ---------     ---------

RESERVES FOR LOSSES of casualty reinsurance subsidiary       46,614        45,786
                                                          ---------     ---------

LONG-TERM DEBT                                                4,326        13,341
                                                          ---------     ---------

DEFERRED REVENUES                                            15,631            --
                                                          ---------     ---------

OTHER                                                        15,087        15,528
                                                          ---------     ---------

MINORITY INTEREST                                            52,311        47,930
                                                          ---------     ---------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized
Common stock, $.10 par value,
 50,000,000 shares authorized:
Series A common stock, 3,855,582
 issued and outstanding                                         386           386
Series B common stock, 11,159,766 issued
  and outstanding in 1998
  11,085,703 issued and outstanding in 1997                   1,116         1,109
Additional paid-in capital                                  128,183       125,248
Retained earnings                                            31,684        27,614
Accumulated other comprehensive income                       (7,962)       (6,418)
Treasury stock at cost, 87,000 shares of Series B
  common stock                                               (1,100)       (1,100)
                                                          ---------     ---------
                                                            152,307       146,839
                                                          ---------     ---------

                                                          $ 431,269     $ 404,442
                                                          =========     =========

 See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                                 (In thousands)
                                    UNAUDITED

                                                               1998         1997
                                                             --------     --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:
Net Income                                                   $  6,301     $  4,477
Adjustments -
  Depreciation expense                                          4,174        2,799
  Amortization expense                                          7,772        5,056
  Provision for bad debts                                         958          563
  Equity income, net of dividends                              (2,258)      (1,385)
  Minority interests in net income                              6,422        4,171
  Income tax benefit related to stock options                   2,331           --
  Other                                                        (1,192)        (675)
(Increase) decrease in assets:
    Accounts receivable                                       (13,365)      (8,138)
    Inventories                                                (5,147)      (2,801)
    Other current assets                                       (6,186)       2,176
    Deferred taxes                                             (8,066)        (254)
    Other                                                      (1,078)          91
Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                       2,094        2,880
    Accrued payroll and related taxes                           5,252        3,772
    Reserve for losses of casualty reinsurance subsidiary         828        1,051
    Deferred taxes                                                 --          882
    Other                                                        (441)       2,302
                                                             --------     --------
Net Cash (Used In) Provided by Operating Activities          $ (1,601)    $ 16,967
                                                             --------     --------







 See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                                 (In thousands)
                                    UNAUDITED
                                   (Continued)

                                                                         1998        1997
                                                                      --------     --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Net proceeds from sale of prison facilities to CPV (note 7)         $ 42,211     $     --
  Net proceeds from exercise of stock options of subsidiary              1,189          412
  Payments for acquisitions, net of cash acquired                           --      (10,349)
  Investment in and advances to foreign affiliates                        (824)      (2,148)
  Capital expenditures                                                  (5,242)     (12,871)
  Net payments for purchases of marketable securities                  (15,888)      (1,595)
  Deferred charges                                                      (6,784)      (9,779)
                                                                      --------     --------
Net Cash Provided by (Used In) Investing Activities                     14,662      (36,330)
                                                                      --------     --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                  862           --
  Purchase and cancellation of common stock                                 --         (139)
  Net payment on notes payable                                          (2,673)         175
  Net payment on revolving credit agreement                             (8,850)          --
  Proceeds from sales of accounts receivable                            18,000           --
  Dividends paid                                                        (2,231)      (1,911)
                                                                      --------     --------
Net Cash Provided By (Used In) Financing Activities                      5,108       (1,875)
                                                                      --------     --------

Effect of Exchange Rate Changes on Cash                                   (969)        (250)
                                                                      --------     --------
Net increase (decrease) in Cash and Cash Equivalents                    17,200      (21,488)
Cash and Cash Equivalents, at beginning of period                       45,168       52,755
                                                                      --------     --------
Cash and Cash Equivalents, at end of period                           $ 62,368     $ 31,267
                                                                      ========     ========

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
Interest                                                              $  1,427     $    932
Income taxes                                                          $  1,200     $  2,179

 See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1. GENERAL
The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The results for the twenty-six weeks ended June 28, 1998 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. Certain prior year amounts have been reclassified to conform with current year presentation. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC."

2. INVESTMENT IN AFFILIATES
Equity in undistributed earnings of foreign affiliates approximated $10.5 million and $8.8 million at June 28, 1998 and December 28, 1997, respectively, and is included in "Investment in and advances to foreign affiliates" in the accompanying consolidated balance sheets. The following is a summary of condensed unaudited financial information pertaining to foreign affiliates (dollars in thousands):



                                                             Jun. 28,   Dec. 28,
 Balance sheet items:                                          1998       1997
                                                             --------   --------
      Current assets                                         $47,770    $55,563
      Noncurrent assets                                       39,277     31,229
      Current liabilities                                     37,882     39,721
      Noncurrent liabilities                                  16,601     19,413
      Minority interest liability                                189        292

                                                             Jun. 28,   Jun. 29,
 Income statement items for the twenty-six weeks ended:        1998       1997
                                                             --------   --------
      Revenues                                               $107,322   $90,840
      Operating income                                          8,187     6,719
      Net income before taxes                                   6,528     5,714

3.  COMPREHENSIVE INCOME
The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", effective December 29, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                  Twenty-six weeks ended
                                                 ------------------------
                                                 June 28,        June 29,
                                                  1998             1997
                                                 -------         -------
Net income                                       $ 6,301         $ 4,477
Unrealized loss on marketable securities,
  net of income taxes                                (55)            (50)
Foreign currency translation adjustments,
 net of income taxes                              (1,489)           (709)
                                                 -------         -------
Comprehensive income                             $ 4,757         $ 3,718
                                                 =======         =======

The effect of income taxes on foreign currency translation adjustments was $875,000 and $403,000 for 1998 and 1997 respectively.

4.  INTANGIBLES AND DEFERRED START-UP COSTS
Intangibles and the long-term portion of deferred start-up costs at June 28, 1998 and December 28, 1997 consisted of the following (dollars in thousands):


                                     1998       1997
                                   --------    --------
 Goodwill                          $35,128     $34,199
 Contract value                     15,587      15,586
 Deferred start-up costs            22,081      21,550
 Other                               2,701       2,105
                                   --------    --------
                                    75,497      73,440
 Accumulated amortization           16,396      11,875
                                   --------    --------
                                   $59,101     $61,565
                                   ========    ========

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

In April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") on Accounting for Costs of Start-up Activities. SOP 98-5 requires the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs, as incurred and is effective for fiscal years beginning after December 15, 1998. If adopted by the Company in fiscal 1998, the Company anticipates a pre-tax write-off of approximately $18.2 million (or $10.9 million after-tax) to record the cumulative effect of the change in accounting principle. Further, the Company will concurrently record a $4.9 million reduction in minority interest expense. The write-off includes both current and long-term portions of deferred start-up costs. The current portion of deferred start-up costs is approximately $6.6 million.

5. INCOME TAXES
The combined Federal and state effective income tax rate was 40.3% for the first twenty-six weeks of 1998 and 37.4% for the first twenty-six weeks of 1997. The higher effective rate in the first twenty-six weeks of 1998 was due to decreases in the utilization of capital loss carryforwards and tax exempt income of the reinsurance subsidiary. In addition, the statutory Federal income tax rate applicable to the Company increased to 35% from 34%. In 1998, consolidated taxable income is expected to exceed the threshold where the 35% taxable rate is applicable.

6.  EARNINGS PER SHARE
The table below shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except for per share amounts).


                                                                     Thirteen Weeks Ended
                                         --------------------------------------------------------------------------
                                                   June 28, 1998                            June 29, 1997
                                         --------------------------------         ---------------------------------
                                                                    Per                                      Per
                                                                   Share                                    Share
                                          Income        Shares     Amount          Income        Shares      Amount
                                         -------        ------     ------          ------        ------      ------
 Net income                              $ 3,640                                   $2,508
                                         =======                                   ======
 Basic EPS:
      Income available to common
         shareholders                    $ 3,640         14,897    $ 0.24          $2,508         14,709     $0.17
                                                                   ======                                    =====
 Effect of dilutive securities:
      Stock options                                         381                                      404
      Stock options of WHC                  (57)                                        -
                                         -------         ------                    ------         ------
 Diluted EPS:
      Income available to common
         shareholders                    $ 3,583         15,278    $ 0.23          $2,508         15,113     $0.17
                                         ========        ======    ======          ======         ======     =====

                                                                 Twenty-six Weeks Ended
                                         -----------------------------------------------------------------------
                                                  June 28, 1998                         June 29, 1997
                                         -------------------------------        --------------------------------
                                                                   Per                                     Per
                                                                  Share                                   Share
                                         Income        Shares     Amount        Income         Shares     Amount
                                         ------        ------     ------        -------        ------     ------
 Net income                              $ 6,301                                $ 4,477
                                         =======                                =======
 Basic EPS:
      Income available to common
         shareholders                    $ 6,301       14,877     $ 0.42        $ 4,477         14,690    $ 0.30
                                                                  ======                                  ======
 Effect of dilutive securities:
      Stock options                                       401                                      377
      Stock options of WHC                   (90)                                    (6)
                                         -------       ------                   -------         ------
 Diluted EPS:
      Income available to common
         shareholders                    $ 6,211       15,278     $ 0.41        $ 4,471         15,067    $ 0.30
                                         =======       ======     ======        =======         ======    ======

Options to purchase 16,000 shares of series B common stock at $22.625 per share were outstanding during the first half of 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the series B common shares. The options, which expire in April 2008, were still outstanding at June 28, 1998.

7.  SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST
On April 28, 1998, Correctional Properties Trust ("CPV"), a Maryland real estate investment trust, sold 6.2 million shares of common stock at an offering price of $20.00 per share in an initial public offering. Approximately $113.0 million of the net proceeds of the offering were used to acquire eight correctional and detention facilities operated by WHC. WHC received approximately $42 million for the three facilities owned by it and for the rights to acquire four of the remaining five facilities, resulting in a net profit of approximately $18 million to WHC which will be amortized over the ten-year lease term. Deferred revenue of $15.6 million on the balance sheet at June 28, 1998 represents the long term portion of the unamortized net profit. Subsequent to the purchase, CPV is leasing these eight facilities to WHC. CPV also was granted the option to acquire three additional correctional facilities currently under development by WHC and the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by WHC.

8.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement in 2000 will not have a material impact upon the Company's results of operations or financial position.

9. BUSINESS SEGMENTS
The Company's principal segments are security services, correctional services, and staffing services. Security services provides security-related and other support services to commercial and governmental/regulated industries worldwide clients. A subsidiary of the Company, WHC, provides design, construction, financing and management services to detention and correctional facilities. Staffing services provides employee leasing and temporary staffing services.

                                                     Twenty-six weeks ended
                                                --------------------------------
(dollars in thousands)                          June 28, 1998      June 29, 1997
                                                -------------      -------------
Revenues:
         Security services                         $ 450,343         $ 400,494
         Correctional services                       145,886            92,735
         Staffing services                           219,053            22,497
                                                   ---------         ---------
Total revenues                                     $ 815,282         $ 515,726
                                                   =========         =========

Operating Income:
         Security services                         $  11,077         $   9,455
         Correctional services                        10,884             7,061
         Staffing services                               756              (465)
         Unallocated corporate expenses               (8,573)           (7,142)
                                                   ---------         ---------
Total operating income                             $  14,144         $   8,909
                                                   =========         =========

Equity Income of Affiliates, net of taxes:
         Security services                         $     625         $     433
         Correctional services                           799               497
                                                   ---------         ---------
Total equity income                                $   1,424         $     930
                                                   =========         =========

Capital Expenditures:
         Security services                         $   2,356         $     722
         Correctional services                         1,799            11,764
         Staffing services                               449                14
         Unallocated corporate expenditures              638               371
                                                   ---------         ---------
Total capital expenditures                         $   5,242         $  12,871
                                                   =========         =========

Depreciation and Amortization:
         Security services                         $   5,345         $   4,761
         Correctional services                         5,614             2,658
         Staffing services                               639                93
         Unallocated corporate expenses                  348               343
                                                   ---------         ---------
Total expenses                                     $  11,946         $   7,855
                                                   =========         =========

Identifiable Assets:                             June 28, 1998     Dec. 28, 1997
                                                 -------------     -------------
         Security services                         $ 185,777         $ 171,288
         Correctional services                       169,603           139,203
         Staffing services                            47,164            45,137
         Unallocated corporate assets                 28,725            48,814
                                                   ---------         ---------
Total identifiable assets                          $ 431,269         $ 404,442
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


                                                   Twenty-six weeks ended
                                               ------------------------------
(dollars in thousands)                         June 28, 1998    June 29, 1997
                                               -------------    -------------
Revenues:
         Domestic operations                      $716,354        $432,287
         International operations                   98,928          83,439
                                                  --------        --------
Total revenues                                    $815,282        $515,726
                                                  ========        ========

Operating Income:
         Domestic operations                      $ 11,486        $  7,534
         International operations                    2,658           1,375
                                                  --------        --------
Total operating income                            $ 14,144        $  8,909
                                                  ========        ========

Equity Income of Affiliates, net of taxes:
         International operations                 $  1,424        $    930
                                                  --------        --------
Total equity income                               $  1,424        $    930
                                                  ========        ========

Capital Expenditures:
         Domestic operations                      $  3,346        $ 10,569
         International operations                    1,896           2,302
                                                  --------        --------
Total capital expenditures                        $  5,242        $ 12,871
                                                  ========        ========

Depreciation and Amortization:
         Domestic operations                      $  9,114        $  5,651
         International operations                    2,832           2,204
                                                  --------        --------
Total expenses                                    $ 11,946        $  7,855
                                                  ========        ========

Identifiable Assets:                           June 28, 1998   Dec. 28, 1997
                                               -------------   -------------
         Domestic operations                      $389,687        $368,349
         International operations                   41,582          36,093
                                                  --------        --------
Total identifiable assets                         $431,269        $404,442
                                                  ========        ========

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Wackenhut Corporation and its Subsidiaries (the "Company") is a worldwide pioneer in providing outsourcing services to business and industry and privatizing services for federal, state and local governmental agencies. Its diversified services include security and physical protection, employee leasing and temporary staffing, personnel and facility management, food service, cash in-transit, and fire, emergency and supplemental police services. The Company's business is organized into four major groups: North American Operations (security services), International Operations (security services), Wackenhut Corrections Corporation and Staffing Services. The Company provides security-related, outsourcing and other support services through the security services business. The Wackenhut Corrections Corporation, a 54% owned corrections subsidiary, provides design, construction, financing and management services for a broad spectrum of detention and correctional facilities to government agencies. In 1996 the Company entered into the employee leasing and temporary staffing businesses.

FINANCIAL CONDITION
Reference is made to pages 24 through 29 of the Company's Annual Report to Shareholders, filed as Exhibit 13.0 with the Company's Annual Report Form 10-K for the fiscal year ended December 28, 1997 for further discussion and analysis of information pertaining to the Company's financial condition.

During the twenty-six weeks ended June 28, 1998, the Company sold $18 million of accounts receivable under its accounts receivable securitization agreement, and paid down its revolving credit agreement by $8.9 million. On April 28, 1998, WHC sold three facilities and the rights to acquire four facilities to Correctional Properties Trust ("CPV") for approximately $42 million, resulting in a net profit of approximately $18 million which will be amortized over the ten-year lease term. In connection with the sale, WHC entered into a ten-year lease with CPV for eight correctional and detention facilities currently operated by WHC. During the second quarter of 1998 cash and cash equivalents increased to $62.3 million due primarily to proceeds received from the sale of correctional and detention facilities to CPV.

On August 7, 1998 the Company announced that it is considering the repurchase of up to 413,000 shares of its series B, nonvoting, common stock. Also on August 7, 1998, WHC announced that it is considering the repurchase of up to 500,000 shares of its common stock.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the July 24, 1998, press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects," "anticipates." "intends," "plans," "believes," "seeks," "estimates," variation of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

COMPARISON OF THIRTEEN WEEKS ENDED JUNE 28, 1998 AND THIRTEEN WEEKS ENDED JUNE 29, 1997

The table below summarizes the Company's results of operations for the thirteen weeks ended June 28, 1998 ("second quarter of 1998") and June 29, 1997 ("second quarter of 1997") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in thousands):



                                                               Thirteen weeks ended
                                               ------------------------       ------------------------
                                                      Jun. 28, 1998                Jun. 29, 1997
                                               ------------------------       ------------------------
                                                  $                 %             $                %
                                               --------           -----       --------           -----
REVENUES [a]
  Security Services:
    North American Operations                   194,316            46.6        175,082            64.0
    International Operations                     33,159             8.0         28,309            10.4
                                               --------           -----       --------           -----
                                                227,475            54.6        203,391            74.4

  Correctional Services                          74,617            17.9         51,508            18.8
  Staffing Services                             114,567            27.5         18,693             6.8
                                               --------           -----       --------           -----
  Consolidated revenues                         416,659           100.0        273,592           100.0
                                               ========           =====       ========           =====

OPERATING INCOME [b]
  Security Services:
    North America Operations                      5,356             2.8          4,929             2.8
    International Operations                        814             2.5           (195)           (0.7)
                                               --------                       --------
                                                  6,170             2.7          4,734             2.3

  Correctional Services                           5,328             7.1          3,789             7.4
  Staffing Services                                 476             0.4           (128)           (0.7)
  Unallocated corporate expense                  (4,258)           (1.0)        (3,486)           (1.3)
                                               --------                       --------
  Consolidated operating income                   7,716             1.9          4,909             1.8
                                               ========                       ========

 [a] Percentages represent percent of total revenues.
 [b] Percentages represent percent of respective business related revenues.

REVENUES
Security Services
Second quarter 1998 Security Services revenues increased $24.1 million, or 11.8%, to $227.5 million from $203.4 million in the second quarter of 1997. Revenues from North American Operations increased $19.2 million, or 11%, to $194.3 million in the first quarter of 1998 from $175.1 million in the first quarter of 1997. Both commercial and government/regulated services showed good revenue performance in the quarter versus the second quarter 1997. International Operations revenues increased $4.9 million, or 17.1%, to $33.2 million in the second quarter of 1998 compared to $28.3 million in the second quarter of 1997. Increases in international security revenues were partially offset by the exit from the Australian security market. Revenues of Wackenhut of Australia Pty., Ltd., were $3.7 million in the second quarter of 1997.

Correctional Services
Second quarter 1998 Correctional Services revenues increased $23.1 million, or 44.9%, to $74.6 million from $51.5 million in the comparable quarter last year. The increase was due principally to the increase in compensated resident days by 45.5% to approximately 1,868,685 in the second quarter of 1998 from 1,284,447 in the second quarter of 1997, which resulted principally from the opening of new facilities during 1997 and in the first quarter of 1998. During the past 12 months Corrections has opened 13 facilities with a total of 8,068 new beds. Occupancy increased slightly to approximately 96.9% of capacity compared to 96.8% of capacity in the second quarter of 1997.

Staffing Services
Staffing Services was started in the third quarter of 1996. In May 1997, the Company acquired the business and certain assets of the King Companies in Jacksonville, Florida and in December 1997, the Company acquired the business and substantially all of the assets of Professional Employee Management, Inc., of Sarasota, Florida. Revenues of Staffing Services amounted to $114.6 million in the second quarter of 1998, compared to $18.7 million in the comparable quarter last year. In addition to increased revenues from acquisitions made in 1997, Staffing Services has increased its number of employees by 38% since the beginning of 1998 through internal growth. Its leased employee base is now in excess of 22,100 personnel.

OPERATING INCOME
Second quarter 1998 consolidated operating income increased $2.8 million, or 57.2%, to $7.7 million from $4.9 million in the second quarter of 1997. The operating margin for the second quarter of 1998 increased slightly to 1.9% from 1.8% for the comparable second quarter of 1997.

Security Services
The operating income of the security services business increased $1.4 million, or 30.3%, to $6.2 million in the second quarter of 1998 from $4.7 million for the comparable quarter last year. North American Operations operating income increased $427,000, or 8.7%, to $5.4 million in the second quarter of 1998 from $4.9 million in the second quarter of 1997. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth from commercial and government/regulated security services and improved profit margins in food services; these increases were partially offset by increases in direct corporate general and administrative costs. The increase in corporate general and administrative expenses as compared to the second quarter of 1997 was due to increases in information technology as the Company rolls out new enterprise wide systems and payroll related costs attributable to corporate staff. The operating income of North American Operations, as a percentage of revenues, stayed the same at 2.8% in the second quarter of 1998 and 1997. International Operations operating income increased $1.0 million in the second quarter of 1998 as compared with the second quarter of 1997. In January 1998, the Company sold the security business and certain related assets of Australian security operations, which incurred an operating loss of $487,000 in the second quarter of 1997.

Correctional Services
Second quarter 1998 operating income increased $1.5 million, or 40.6%, to $5.3 million from $3.8 million in the comparable period in 1997. The improved results are attributable principally to profit contribution from new facilities, increased utilization of existing facilities and continued leveraging of overhead. Second quarter 1998 operating income as a percent of revenue declined to 7.1% from 7.4% in 1997. The decrease is due partly to increased depreciation and amortization from the start-up of new facilities and from a reduction in the amortization period of start-up costs. The introduction of lease payments to CPV (note 7 to the financial statements) also reduced the relative percentage of operating income. However, during the second quarter of 1998 these additional costs have been substantially offset by increased interest earnings.

Staffing Services
The operating profit of Staffing Services was $476,000 in the second quarter of 1998, as compared to an operating loss of $128,000 for the second quarter of 1997. The improvement in operating profit is attributable principally to the acquisitions of new businesses and improvement in the profit contribution of internally developed staffing services.

UNALLOCATED CORPORATE EXPENSES AND INFORMATION SYSTEMS
Unallocated corporate general and administrative expenses increased 22.1% to $4.3 million in the second quarter of 1998 from $3.5 million in the second quarter of 1997. The increase was due principally to an increase in information technology costs as the Company rolls out new enterprise wide systems and payroll related costs attributable to corporate staff. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 1.0% of revenues in the second quarter of 1998 from 1.3% of revenues in the second quarter of 1997.

During the second quarter of 1998, management continued its review of the installation of new systems hardware and software and determined that the installation is on schedule for completion before the year 2000. In addition, management is continuing to assess the company wide effect of the Year 2000 issue. The Company has not completely determined the effect of expenditures related to the Year 2000 issue, but they are not expected to be significant and will be expensed as incurred.

OTHER INCOME/EXPENSE
Other income decreased $25,000, or 6.5%, to $359,000 in the second quarter of 1998 from $384,000 in the second quarter of 1997. Interest income was slightly higher in the second quarter of 1998, as compared to the second quarter of 1997, due to proceeds received from the sale of correctional and detention facilities to Correctional Properties Trust, a REIT that will provide financing and ownership of WHC managed properties. Higher interest costs were incurred on increased borrowings under the accounts receivable securitization agreement in the second quarter of 1998.

INCOME BEFORE INCOME TAXES
Second quarter 1998 income before taxes increased $2.8 million, or 52.6%, to $8.0 million from $5.3 million in the second quarter of 1997.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $13.9 million, or 3.3% of revenues for the second quarter of 1998, which was $4.9 million, or 54.3%, higher than the second quarter of 1997. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES
The combined Federal and state effective income tax rate was 39.1% for the second quarter of 1998 and 37.5% for the second quarter of 1997. The higher effective rate in the second quarter of 1998 was due to decreases in the utilization of capital loss carryforwards and tax exempt income of the reinsurance subsidiary. In addition, the statutory federal income tax rate applicable to the Company increased to 35% from 34%. In 1998, consolidated taxable income is expected to exceed the threshold where the 35% taxable rate is applicable.

MINORITY INTEREST EXPENSE
Minority interest expense (net of income taxes) increased $0.8 million to $2.1 million in the second quarter of 1998 from $1.3 million in the second quarter of 1997, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF FOREIGN AFFILIATES
Equity income of foreign affiliates (net of income taxes) increased $273,000, or 52.4%, to $794,000 in the second quarter of 1998 from $521,000 in the second quarter of 1997, primarily due to improved operations in Greece, Argentina and Chile.

NET INCOME
Net income increased $1.1 million, or 45.1%, to $3.6 million in the second quarter of 1998 compared to $2.5 million in the second quarter of 1997. Earnings per share on a diluted basis was $0.23 in the second quarter of 1998 compared to $0.17 in the second quarter of 1997.

COMPARISON OF TWENTY-SIX WEEKS ENDED JUNE 28, 1998 AND TWENTY-SIX WEEKS ENDED JUNE 29, 1997

The table below summarizes the Company's results of operations for the twenty-six weeks ended June 28, 1998 ("first half of 1998") and June 29, 1997 ("first half of 1997") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in thousands):



                                                     Twenty-six weeks ended
                                                ----------------   ----------------
                                                 Jun. 28, 1998      Jun. 29, 1997
                                                ----------------   ----------------
                                                   $         %        $         %
                                                -------   ------   -------    -----
 REVENUES [a]
   Security Services:
     North American Operations                  386,151     47.3   343,514     66.6
     International Operations                    64,192      7.9    56,980     11.1
                                                -------   ------   -------    -----
                                                450,343     55.2   400,494     77.7

   Correctional Services                        145,886     17.9    92,735     18.0
   Staffing Services                            219,053     26.9    22,497      4.3
                                                -------   ------   -------    -----
   Consolidated revenues                        815,282    100.0   515,726    100.0
                                                =======   ======   =======    =====

 OPERATING INCOME [b]
    Security Services:
      North America Operations                   10,177      2.6     9,540      2.8
      International Operations                      900      1.4       (85)    (0.1)
                                                -------            -------
                                                 11,077      2.5     9,455      2.4

   Correctional Services                         10,884      7.5     7,061      7.6
   Staffing Services                                756      0.3      (465)    (2.1)
   Unallocated corporate expense                 (8,573)    (1.1)   (7,142)    (1.4)
                                                -------            -------
   Consolidated operating income                 14,144      1.7     8,909      1.7
                                                =======            =======

 [a] Percentages represent percent of total revenues.
 [b] Percentages represent percent of respective business related revenues.

REVENUES
Security Services
Year to date 1998 Security Services revenues increased $49.8 million, or 12.4%, to $450.3 million from $400.5 million in the first half of 1998. Revenues from North American Operations increased $42.6 million, or 12.4%, to $386.1 million in the first half of 1998 from $343.5 million in the first half of 1997. Commercial and government/regulated services showed good revenue performance in the first half of 1998 versus the first half of 1997. International Operations revenues increased $7.2 million, or 12.7%, to $64.2 million in the first half of 1998 compared to $57.0 million in the first half of 1997. Increases in international security revenues were partially offset by the exit from the Australian security market in January 1998. Revenues of Wackenhut of Australia Pty., Ltd., were $7.7 million in the first half of 1997.

Correctional Services
First half 1998 Correctional Services revenues increased $53.2 million, or 57.3%, to $145.9 million from $92.7 million in the comparable half of 1997. The increase was due principally to the increase in compensated resident days by 54.4% to approximately 3,636,541 in the first half of 1998 from 2,355,701 in the first half of 1997, which resulted principally from the opening of new facilities during 1997 and in the first half of 1998. During the past 12 months Corrections has opened 13 facilities with a total of 8,068 new beds. Occupancy decreased slightly to approximately 96.3% of capacity compared to 97.2% of capacity in the first half of 1997.

Staffing Services
Staffing Services was started in the third quarter of 1996. In May 1997, the Company acquired the business and certain assets of the King Companies in Jacksonville, Florida and in December 1997, the Company acquired the business and substantially all of the assets of Professional Employee Management, Inc., of Sarasota, Florida. Revenues of Staffing Services amounted to $219.1 million in the first half of 1998, compared to $22.5 million in the comparable half of 1997. In addition to increased revenues from acquisitions made in 1997, Staffing Services has increased its number of employees by 38% since the beginning of 1998 through internal growth. Its leased employee base is now in excess of 22,100 personnel.

OPERATING INCOME
First half 1998 consolidated operating income increased $5.2 million, or 58.8%, to $14.1 million from $8.9 million in the first half of 1997. The operating margin for the first half of 1998 remained the same at 1.7% from the comparable twenty-six week period.

Security Services
The operating income of the Security Services business increased $1.6 million, or 17.2%, to $11.1 million in the first half of 1998 from $9.5 million for the comparable half of last year. North American Operations operating income increased $0.7 million or 6.7%, to $10.2 million in the first half of 1998 from $9.5 million in the first half of 1997. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth in commercial and government/regulated services and improved profit margins in food services; these increases were partially offset by increases in direct corporate general and administrative costs. The increase in corporate general and administrative expenses this half, as compared to the first half of 1997 was due to increases in information technology as the Company rolls out new enterprise wide systems and payroll related costs attributable to corporate staff. The operating income of North American Operations as a percentage of revenues decreased to 2.6% in the first half of 1998 from

2.8% in the first half of 1997. International Operations operating income increased $985,000 to $900,000 in the first half of 1998 from a loss of $85,000 in the first half of 1997. In January 1998, the Company sold the security business and certain related assets of Australian security operations, which incurred an operating loss of $983,000 in the first half of 1997. International Operations operating income (excluding Australian security operations) remained relatively flat in the first half of 1998 as compared with the first half of 1997. In addition, there were increases in corporate general and administrative expenses for the half of 1998, as compared to the first half of 1997, as discussed above.

Correctional Services
First half 1998 operating income increased $3.8 million, or 54.1%, to $10.8 million from $7.1 million in the comparable period in 1997. The improved results are attributable principally to increased profit contribution from new facilities, increased utilization of existing facilities and continued leveraging of overhead.

Staffing Services
The operating profit of Staffing Services was $756,000 in the first half of 1998, as compared to an operating loss of $465,000 for the first half of 1997. The improvement in operating profit is attributable principally to the acquisitions of new businesses and improvement in the profit contribution of internally developed staffing services.

UNALLOCATED CORPORATE EXPENSES
Unallocated corporate general and administrative expenses increased 20% to $8.6 million in the first half of 1998 from $7.1 million in the first half of 1997. The increase was due principally to an increase in information technology costs as the Company rolls out new enterprise wide systems and payroll related costs attributable to corporate staff. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 1.1% of revenues in the first half of 1998 from 1.4% of revenues in the first half quarter of 1997.

OTHER INCOME/EXPENSE
Other income decreased $490,000, or 51%, to $471,000 in the first half of 1998 from $961,000 in the first half of 1997. Interest expense increased $414,000 on increased borrowings under the accounts receivable securitization agreement in the first half of 1998. Interest income was lower in the first half of 1998, as compared to the first half of 1997 contributing to the overall decrease in other income.

INCOME BEFORE INCOME TAXES
First half 1998 income before taxes increased $4.7 million, or 48.1%, to $14.6 million from $9.9 million in the first half of 1997.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $26.1 million, or 3.2% of revenues for the first half of 1998, which was $9.3 million, or 55.6%, higher than the first quarter of 1997. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES
The combined Federal and state effective income tax rate was 40.3% for the first half of 1998 and 37.4% for the first half of 1997. The higher effective rate in the first quarter of 1998 was due to decreases in the utilization of capital loss carryforwards and tax exempt income of the reinsurance subsidiary. In addition, the statutory federal income tax rate applicable to the Company increased to 35% from 34%. In 1998, consolidated taxable income is expected to exceed the threshold where the 35% taxable rate is applicable.

MINORITY INTEREST EXPENSE
Minority interest expense (net of income taxes) increased $1.2 million to $3.9 million in the first half of 1998 from $2.6 million in the first half of 1998, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF FOREIGN AFFILIATES
Equity income of foreign affiliates (net of income taxes) increased $494,000, or 53.1%, to $1.4 million in the first half of 1998 from $930,000 in the first half of 1997, primarily due to improved operations in Greece, Argentina and Chile.

NET INCOME
Net income increased $1.8 million, or 40.7%, to $6.3 million in the first half of 1998 compared to $4.5 million in the first half of 1997. Earnings per share on a diluted basis was $0.41 in the first half of 1998 compared to $0.30 in the first half of 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 24, 1998 in Palm Beach, Florida. All directors nominated for election were elected in an uncontested election. A tabulation of the results is as follows:

Name                                Votes For                    Votes Withheld
----                                ---------                    --------------
Julius W. Becton, Jr.               3,479,259                       158,631
Alan B. Bernstein                   3,627,040                        10,850
Carroll A. Campbell, Jr.            3,622,326                        15,564
Benjamin R. Civiletti               3,622,326                        15,564
Anne Newman Foreman                 3,627,111                        10,779
Edward L. Hennessy, Jr.             3,625,779                        12,111
Paul X. Kelley                      3,626,436                        11,454
Nancy Clark Reynolds                3,626,365                        11,525
John F. Ruffle                      3,622,826                        15,064
George R. Wackenhut                 3,626,535                        11,355
Richard R. Wackenhut                3,626,216                        11,674

Tabulation of the results of other matters voted upon at the Annual Meeting is as follows:

Proposal No. 2
Appointment of Independent Certified Public Accountants -

         For..3,629,004        Against...3,537        Abstain....5,349

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits -

         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

         The Company did not file a Form 8-K during the second quarter of 1998.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the twenty-six weeks ended June 28, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.



                                             THE WACKENHUT CORPORATION



DATE:             August 7, 1998              /s/ Philip L. Maslowe
                                             ---------------------------
                                                  Philip L. Maslowe,
                                             Senior Vice President and
                                                Chief Financial Officer