Form 10-Q
period 1998-09-27
WACKENHUT CORP
filed 1998-11-12
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 27, 1998

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

                                Yes [ X ] No [   ]

At October 31, 1998, 3,855,582 shares of Series A were issued and outstanding and 11,052,595 shares of Series B of the registrant's Common Stock was outstanding after deducting 196,400 shares held in treasury.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 27, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1999.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED
                   SEPTEMBER 27, 1998 and SEPTEMBER 28, 1997
                      (In thousands except per share data)
                                   UNAUDITED

                                                            Thirteen Weeks           Thirty-nine Weeks Ended
                                                                Ended                         Ended
                                                      -------------------------     -------------------------
                                                         1998           1997           1998           1997
                                                      ----------     ----------     ----------     ----------
REVENUES                                              $  438,405     $  294,885     $1,253,687     $  810,611
                                                      ----------     ----------     ----------     ----------

OPERATING EXPENSES:
Payroll and related taxes                                339,880        211,600        979,251        591,969
Other operating expenses                                  85,621         74,400        238,820        197,108
Depreciation expense                                       1,609          1,706          5,783          4,505
Amortization of intangible assets                          2,383            499          6,777          1,441
                                                      ----------     ----------     ----------     ----------
                                                         429,493        288,205      1,230,631        795,023
                                                      ----------     ----------     ----------     ----------

OPERATING INCOME                                           8,912          6,680         23,056         15,588
                                                      ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):
Interest and investment income                             1,302            813          3,140          2,637
Interest expense                                            (340)          (421)        (1,707)        (1,284)
                                                      ----------     ----------     ----------     ----------
                                                             962            392          1,433          1,353
                                                      ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                 9,874          7,072         24,489         16,941
Provision for income taxes                                 3,830          2,675          9,715          6,370
Minority interest, net of income taxes                     2,221          1,572          6,074          4,200
Equity income of foreign affiliates, net of
   income taxes                                             (715)          (505)        (2,139)        (1,435)
                                                      ----------     ----------     ----------     ----------

NET INCOME                                            $    4,538     $    3,330     $   10,839     $    7,806
                                                      ==========     ==========     ==========     ==========

EARNINGS PER SHARE:
     Basic                                            $     0.30     $     0.23     $     0.73     $     0.53
     Assuming dilution                                $     0.29     $     0.22     $     0.71     $     0.52
                                                      ==========     ==========     ==========     ==========

See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 27, 1998 AND DECEMBER 28, 1997
                        (In thousands except share data)

                                                                        1998
                                                                     (Unaudited)       1997
                                                                     ----------     ----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                            $   55,681     $   45,168
Accounts receivable, less allowance for doubtful accounts
   of $3,863 in 1998 and $2,713 in 1997                                 157,573        171,373
Inventories                                                              13,486         10,270
Deferred taxes                                                            4,521          3,548
Prepaid expenses                                                         15,726          9,073
Other                                                                    16,130         12,495
                                                                     ----------     ----------
                                                                        263,117        251,927
                                                                     ----------     ----------

NOTES RECEIVABLE                                                            665            667
                                                                     ----------     ----------

MARKETABLE SECURITIES of casualty reinsurance subsidiary                 22,930          7,772
                                                                     ----------     ----------

PROPERTY AND EQUIPMENT, at cost                                          60,382         72,280
   Accumulated depreciation                                             (18,510)       (15,810)
                                                                     ----------     ----------
                                                                         41,872         56,470
                                                                     ----------     ----------

DEFERRED TAXES                                                            6,979            450
                                                                     ----------     ----------

OTHER ASSETS:
Intangibles and deferred start-up costs                                  59,593         61,565
Investment in and advances to foreign affiliates                         25,610         20,578
Other                                                                    14,345          5,013
                                                                     ----------     ----------
                                                                         99,548         87,156
                                                                     ----------     ----------

                                                                     $  435,111     $  404,442
                                                                     ==========     ==========

                                  (continued)

See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 27, 1998 AND DECEMBER 28, 1997
                        (In thousands except share data)
                                  (continued)

                                                                        1998
                                                                     (Unaudited)       1997
                                                                     ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                        $       --     $    2,508
Accounts payable                                                         36,651         38,640
Accrued payroll and related taxes                                        47,639         52,456
Accrued expenses                                                         61,377         41,414
                                                                     ----------     ----------
                                                                        145,667        135,018
                                                                     ----------     ----------

RESERVES FOR LOSSES of casualty reinsurance subsidiary                   49,196         45,786
                                                                     ----------     ----------

LONG-TERM DEBT                                                            3,273         13,341
                                                                     ----------     ----------

DEFERRED REVENUES                                                        15,189             --
                                                                     ----------     ----------

OTHER                                                                    15,535         15,528
                                                                     ----------     ----------

MINORITY INTEREST                                                        52,307         47,930
                                                                     ----------     ----------

SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized
Common stock, $.10 par value, 50,000,000 shares authorized:
Series A common stock, 3,855,582 issued and outstanding                     386            386
Series B common stock, 11,161,995 issued and outstanding in 1998
  and 11,085,703 issued and outstanding in 1997                           1,116          1,109
Additional paid-in capital                                              126,810        125,248
Retained earnings                                                        35,103         27,614
Accumulated other comprehensive income                                   (8,116)        (6,418)
Treasury Series B common stock at cost, 102,100 shares in 1998
  87,000 shares in 1997                                                  (1,355)        (1,100)
                                                                     ----------     ----------
                                                                        153,944        146,839
                                                                     ----------     ----------

                                                                     $  435,111     $  404,442
                                                                     ==========     ==========

See notes to unaudited consolidated financial statements

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                 (In thousands)
                                   UNAUDITED

                                                                        1998           1997
                                                                     ----------     ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
Net Income                                                           $   10,839     $    7,806
Adjustments -
  Depreciation expense                                                    5,783          4,505
  Amortization expense                                                   11,919          8,228
  Provision for bad debts                                                 1,260          1,081
  Equity income, net of dividends                                        (3,506)        (2,084)
  Minority interests in net income                                       10,124          6,720
  Income tax benefit related to stock options                             2,389             --
  Other                                                                    (448)        (1,477)
(Increase) decrease in assets:
    Accounts receivable                                                 (12,460)       (12,210)
    Inventories                                                          (7,907)        (3,755)
    Prepaid expenses                                                     (6,653)          (386)
    Other current assets                                                 (3,633)           560
    Deferred taxes                                                       (7,514)           974
    Other                                                                (3,658)          (653)
Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                12,006         16,273
    Accrued payroll and related taxes                                    (4,817)         5,423
    Reserve for losses of casualty reinsurance subsidiary                 3,410          1,931
    Deferred taxes                                                           --          3,540
    Other                                                                     7          2,523
                                                                     ----------     ----------
Net Cash Provided by Operating Activities                            $    7,141     $   38,999
                                                                     ----------     ----------

                                  (continued)

See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                 (In thousands)
                                   UNAUDITED
                                  (Continued)

                                                                        1998           1997
                                                                     ----------     ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES:
  Net proceeds from sale of prison facilities to CPV (note 8)        $   41,768     $       --
  Payments for acquisitions, net of cash acquired                            --        (10,349)
  Investment in and advances to foreign affiliates                       (2,090)        (2,796)
  Capital expenditures                                                  (14,852)       (21,211)
  Sales of marketable securities                                          6,634         20,170
  Purchases of marketable securities                                    (21,757)       (17,068)
  Deferred charges                                                      (10,929)       (11,259)
                                                                     ----------     ----------
Net Cash Used In Investing Activities                                    (1,226)       (42,513)
                                                                     ----------     ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Proceeds from sales of accounts receivable                             25,000             --
  Net payment on revolving credit agreement                              (9,900)          (800)
  Purchase of treasury stock of subsidiary                               (3,855)            --
  Dividends paid                                                         (3,350)        (2,871)
  Net payment on notes payable                                           (2,676)        (1,595)
  Net proceeds from exercise of stock options of subsidiary               1,227          1,011
  Proceeds from exercise of stock options                                   883            509
  Purchase of treasury stock                                               (255)          (139)
                                                                     ----------     ----------
Net Cash Provided By (Used In) Financing Activities                       7,074         (3,885)
                                                                     ----------     ----------

Effect of Exchange Rate Changes on Cash                                  (2,476)          (250)
                                                                     ----------     ----------
Net increase (decrease) in Cash and Cash Equivalents                     10,513         (7,649)
Cash and Cash Equivalents, at beginning of period                        45,168         52,755
                                                                     ----------     ----------
Cash and Cash Equivalents, at end of period                          $   55,681     $   45,106
                                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest                                                             $    1,611     $    1,028
Income taxes                                                         $    1,994     $    1,823

See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The results for the thirty-nine weeks ended September 27, 1998 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. Certain prior year amounts have been reclassified to conform with current year presentation. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC."

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of foreign affiliates approximated $11.8 million and $8.8 million at September 27, 1998 and December 28, 1997, respectively, and is included in "Investment in and advances to foreign affiliates" in the accompanying consolidated balance sheets. The following is a summary of condensed unaudited financial information pertaining to foreign affiliates (dollars in thousands):


                                                                      Sept. 27,      Dec. 28,
                                                                        1998           1997
                                                                     ----------     ----------
Balance sheet items:
     Current assets                                                  $   49,373     $   55,563
     Noncurrent assets                                                   41,327         31,229
     Current liabilities                                                 39,882         39,721
     Noncurrent liabilities                                              15,632         19,413
     Minority interest liability                                            184            174

                                                                      Sept. 27,      Dec. 28,
                                                                        1998           1997
                                                                     ----------     ----------
Income statement items for the thirty-nine weeks ended:
     Revenues                                                        $  172,338     $  133,908
     Operating income                                                    12,533          8,433
     Net income before taxes                                             10,914          6,922

3.  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", effective December 29, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):

                                               Thirteen weeks ended        Thirty-nine weeks ended
                                            -------------------------     -------------------------
                                             Sept. 27,      Sept. 28,      Sept. 27,      Sept. 28,
                                               1998           1997           1998           1997
                                            ----------     ----------     ----------     ----------
Net income                                  $    4,538     $    3,330     $   10,839     $    7,806
Unrealized gain on marketable
  securities, net of income taxes                   82            286             27            236
Foreign currency translation
  adjustments, net of income taxes                (236)          (671)        (1,725)        (1,380)
                                            ----------     ----------     ----------     ----------
          Comprehensive income              $    4,384     $    2,945     $    9,141     $    6,662
                                            ==========     ==========     ==========     ==========

The income tax expense on unrealized gain on marketable securities was $52,000, $174,000, $18,000 and $142,000 for the thirteen weeks and thirty-nine weeks ended September 27, 1998 and September 28, 1997, respectively. The income tax benefit on foreign currency translation adjustments was $150,000, $408,000, $1,136,000 and $832,000 for the thirteen weeks and thirty-nine weeks ended September 27, 1998 and September 28, 1997, respectively.

4.  INTANGIBLES AND DEFERRED START-UP COSTS

Intangibles and the long-term portion of deferred start-up costs at September 27, 1998 and December 28, 1997 consisted of the following (dollars in thousands):



                                               1998           1997
                                            ----------     ----------
          Goodwill                          $   35,306     $   34,199
          Contract value                        15,586         15,586
          Deferred start-up costs               24,855         21,550
          Other                                  2,721          2,105
                                            ----------     ----------
                                                78,468         73,440
          Accumulated amortization             (18,875)       (11,875)
                                            ----------     ----------
                                            $   59,593     $   61,565
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

In April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") on Accounting for Costs of Start-up Activities. SOP 98-5 requires the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs, as incurred and is effective for fiscal years beginning after December 15, 1998. If adopted by the Company in fiscal 1998, the Company anticipates a pre-tax write-off of approximately $19.0 million (or $11.5 million after-tax) to record the cumulative effect of the change in accounting principle. Further, the Company will concurrently record a $5.2 million reduction in minority interest expense. The write-off includes both current and long-term portions of deferred start-up costs. The current portion of deferred start-up costs is approximately $5.1 million.

5. INCOME TAXES

The combined Federal and state effective income tax rate was 39.7% for the first thirty-nine weeks of 1998 and 37.6% for the first thirty-nine weeks of 1997. The higher effective rate in the first thirty-nine weeks of 1998 was due to decreases in the utilization of capital loss carryforwards and tax exempt income of the reinsurance subsidiary. In addition, the statutory Federal income tax rate applicable to the Company increased to 35% from 34%. In 1998, consolidated taxable income is expected to exceed the threshold where the 35% taxable rate is applicable.

6.  LONG TERM DEBT

Long-term debt consists of the following:

                                                                 Sept. 27,      Dec. 28,
                                                                   1998           1997
                                                                ----------     ----------
Revolving loan - 5.9% in 1998 and 6.9% in 1997                  $    3,050     $   12,950
Other debt principally related to Wackenhut Corrections
  and international subsidiaries                                       223            391
                                                                ----------     ----------
                                                                $    3,273     $   13,341
                                                                ==========     ==========

In December, 1997, the Company entered into a three year agreement to sell, on an ongoing basis, an undivided interest in a defined pool of eligible receivables (securitized receivables) up to a maximum of $60 million. The costs associated with this program are based upon the purchaser's level of investment and the cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest expense" in the consolidated statement of income. At September 27,

1998, the Company sold $25 million of accounts receivable under this agreement which is reflected as a reduction of accounts receivable.

7.  EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except for per share amounts).

                                                                   Thirteen Weeks Ended
                                         ---------------------------------------------------------------------------
                                                     September 27, 1998                       September 28, 1997
                                         ------------------------------------   ------------------------------------
                                                                      Per                                    Per
                                                                     Share                                  Share
                                           Income       Shares       Amount       Income       Shares       Amount
                                         ----------   ----------   ----------   ----------   ----------   ----------
Net income                               $    4,538                             $    3,330
                                         ==========                             ==========
Basic EPS:
     Income available to common
        shareholders                     $    4,538       14,925   $     0.30   $    3,330       14,761   $     0.23
                                                                   ==========                             ==========
Effect of dilutive securities:
     Stock options                                           150                                    294
     Stock options of WHC                      (103)                                   (16)
                                         ----------   ----------                ----------   ----------
Diluted EPS:
     Income available to common
        shareholders                     $    4,435       15,075   $     0.29   $    3,314       15,055   $     0.22
                                         ==========   ==========   ==========   ==========   ==========   ==========

                                                                   Thirty-nine Weeks Ended
                                         ---------------------------------------------------------------------------
                                                     September 27, 1998                       September 28, 1997
                                         ------------------------------------   ------------------------------------
                                                                      Per                                    Per
                                                                     Share                                  Share
                                           Income       Shares       Amount       Income       Shares       Amount
                                         ----------   ----------   ----------   ----------   ----------   ----------
Net income                               $   10,839                             $    7,806
                                         ==========                             ==========
Basic EPS:
     Income available to common
        shareholders                     $   10,839       14,893   $     0.73   $     7,806      14,714   $     0.53
                                                                   ==========                             ==========
Effect of dilutive securities:
     Stock options                                           298                                    294
     Stock options of WHC                      (124)                                   (20)
                                         ----------   ----------                ----------   ----------
Diluted EPS:
     Income available to common
        shareholders                     $   10,715       15,191   $     0.71   $    7,786       15,008   $     0.52
                                         ==========   ==========   ==========   ==========   ==========   ==========

Options to purchase 315,000 shares of series B common stock at prices ranging from $18.94 to $22.63 per share were outstanding during the first three quarters of 1998 but were not included in the computation of diluted EPS because their effect would be anti-dilutive. The options, which expire between the years 2006 and 2008, were still outstanding at September 27, 1998. Options to purchase 14,000 shares of series B common stock at $20.00 per share were outstanding during the first three quarters of 1997 but were not included in the computation of diluted EPS because their effect would be anti-dilutive. The options, which expire in the year 2006 were still outstanding at September 27, 1998.

8.  SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

On April 28, 1998, Correctional Properties Trust ("CPV"), a Maryland real estate investment trust, sold 6.2 million shares of common stock at an offering price of $20.00 per share in an initial public offering. Approximately $113.0 million of the net proceeds of the offering were used to acquire eight correctional and detention facilities operated by WHC. WHC received approximately $42 million for the three facilities owned by it and for the rights to acquire four of the remaining five facilities, resulting in a net profit of approximately $18 million to WHC which will be amortized over the ten-year lease term. Deferred revenue of $15.2 million on the balance sheet at September 27, 1998 represents the long-term portion of the unamortized net profit. Subsequent to the purchase, CPV is leasing these eight facilities to WHC. CPV also was granted the option to acquire three additional correctional facilities currently under development by WHC and the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by WHC.

9.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

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

10.  TREASURY STOCK

In July and October 1996, the Board of Directors of the Company and of WHC authorized the repurchase, at the discretion of the senior management, of up to 500,000 shares of Series B common stock and 500,000 shares of WHC common stock, respectively. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. WHC's repurchases of shares of Common Stock are recorded as a reduction to additional paid-in capital and minority interest. As of September 27, 1998, TWC had purchased 102,100 shares of WAK.B at an average price of $13.27 per share, and WHC had purchased 225,500 shares of WHC at an average price of $17.10 per share. From the beginning of the current fiscal year through November 11, 1998, TWC had purchased 109,400 shares of WAK.B at an average price of $17.75 per share, and WHC had purchased 442,800 of WHC at an average price of $19.35 per share.

11. BUSINESS SEGMENTS

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

                                                      Thirty-nine weeks ended
                                                     -------------------------
                                                      Sept. 27,      Sept. 28,
(dollars in thousands)                                  1998           1997
                                                     ----------     ----------
Revenues:
         Security services                           $  688,282     $  610,403
         Correctional services                          224,063        147,840
         Staffing services                              341,342         52,368
                                                     ----------     ----------
Total revenues                                       $1,253,687     $  810,611
                                                     ==========     ==========

Operating Income:
         Security services                           $   17,228     $   14,819
         Correctional services                           17,206         11,862
         Staffing services                                1,722           (274)
         Unallocated corporate expenses                 (13,100)       (10,819)
                                                     ----------     ----------
Total operating income                               $   23,056     $   15,588
                                                     ==========     ==========

Equity Income of Affiliates, net of taxes:
         Security services                           $      870     $      751
         Correctional services                            1,269            684
                                                     ----------     ----------
Total equity income                                  $    2,139     $    1,435
                                                     ==========     ==========

Capital Expenditures:
         Security services                           $    2,920     $    2,393
         Correctional services                           10,307         18,278
         Staffing services                                  650             39
         Unallocated corporate expenditures                 975            501
                                                     ----------     ----------
Total capital expenditures                           $   14,852     $   21,211
                                                     ==========     ==========

Depreciation and Amortization:
         Security services                           $    8,104     $    7,351
         Correctional services                            8,023          4,605
         Staffing services                                1,014            235
         Unallocated corporate expenses                     561            542
                                                     ----------     ----------
Total expenses                                       $   17,702     $   12,733
                                                     ==========     ==========

                                                      Sept. 27,      Dec. 28,
                                                        1998           1997
                                                     ----------     ----------
Identifiable Assets:
         Security services                           $  198,230     $  171,288
         Correctional services                          167,650        139,203
         Staffing services                               44,396         45,137
         Unallocated corporate assets                    24,835         48,814
                                                     ----------     ----------
Total identifiable assets                            $  435,111     $  404,442
                                                     ==========     ==========

DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. Minority interest in consolidated foreign subsidiaries have been reflected net of applicable income taxes on the accompanying financial statements. The Company carries its investments in affiliates (20% to 50% owned) under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the Company are provided currently. A summary of domestic and international operations is shown below.

                                                      Thirty-nine weeks ended
                                                     -------------------------
                                                      Sept. 27,      Sept. 28,
(dollars in thousands)                                  1998           1997
                                                     ----------     ----------
Revenues:
         Domestic operations                         $1,102,427     $  683,711
         International operations                       151,260        126,900
                                                     ----------     ----------
Total revenues                                       $1,253,687     $  810,611
                                                     ==========     ==========

Operating Income:
         Domestic operations                         $   18,838     $   13,537
         International operations                         4,218          2,051
                                                     ----------     ----------
Total operating income                               $   23,056     $   15,588
                                                     ==========     ==========

Equity Income of Affiliates, net of taxes:
         International operations                    $    2,139     $    1,435
                                                     ----------     ----------
Total equity income                                  $    2,139     $    1,435
                                                     ==========     ==========

Capital Expenditures:
         Domestic operations                         $   11,755     $   17,720
         International operations                         3,097          3,491
                                                     ----------     ----------
Total capital expenditures                           $   14,852     $   21,211
                                                     ==========     ==========

Depreciation and Amortization:
         Domestic operations                         $   13,902     $    9,307
         International operations                         3,800          3,426
                                                     ----------     ----------
Total expenses                                       $   17,702     $   12,733
                                                     ==========     ==========
                                                      Sept. 27,      Dec. 28,
                                                        1998           1997
                                                     ----------     ----------
Identifiable Assets:
         Domestic operations                         $  388,781     $  368,349
         International operations                        46,330         36,093
                                                     ----------     ----------
Total identifiable assets                            $  435,111     $  404,442
                                                     ==========     ==========

12.  SUBSEQUENT EVENTS

On November 2, 1998, the Corporation purchased certain assets and assumed certain liabilities of Sharp Services, Inc., and Advantage Temporary Services, Inc., for an initial payment of $8.0 million in cash, together with a contingent cash payment based on actual workers' compensation claims. In no event will the total purchase price exceed $10.0 million. Both Sharp Services and Advantage Temporary Services are staffing companies, providing a full range of temporary placement, recruitment and outsourcing services from nine offices in Kansas, Nebraska, Oklahoma and Missouri.

Due to the softening stock market, the Company and WHC actively pursued their stock buy-back programs in open market and block purchases. From September 28, 1998 through November 11, 1998, TWC had purchased 94,300 shares of WAK.B at an average price of $17.88 per share, and WHC had purchased 217,300 shares of WHC at an average price of $21.74 per share.

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

During the thirty-nine weeks ended September 27, 1998, the Company sold $25 million of accounts receivable under its accounts receivable securitization agreement, and paid down its revolving credit agreement by $9.9 million. On April 28, 1998, WHC sold three facilities and the rights to acquire four facilities to Correctional Properties Trust ("CPV") for approximately $42 million, resulting in a net profit of approximately $18 million which will be amortized over the ten-year lease term. In connection with the sale, WHC entered into a ten-year lease with CPV for eight correctional and detention facilities currently operated by WHC. During the second quarter of 1998 cash and cash equivalents increased to $62.3 million due primarily to proceeds received from the sale of correctional and detention facilities to CPV.

Management continues to monitor the operations of several international subsidiaries and affiliates in countries affected by the current economic and financial crises. The losses attributable to operations in those countries and related foreign exchange fluctuations did not significantly affect the consolidated results of operations for the third quarter of 1998. In addition, barring a further deterioration of the international markets, management does not believe that the consolidated results of operations will be significantly affected by these events in the fourth quarter of 1998.*

On August 7, 1998, the Company announced that it was considering the repurchase of up to 413,000 shares of its Series B, nonvoting, common stock. Also on August 7, 1998, WHC announced that it was considering the repurchase of up to 500,000 shares of its common stock. During the third quarter the Company and WHC, due to the softening stock market, actively pursued their stock buy-back programs in open market and block purchases. As of September 27, 1998, TWC had purchased 102,100 shares of WAK.B at an average price of $13.27 per share, and WHC had purchased 225,500 shares of WHC at an average price of $17.10 per share. From the beginning of the current fiscal year through November 11, 1998, TWC had purchased 109,400 shares of WAK.B at an average price of $17.75 per share, and WHC had purchased 442,800 of WHC at an average price of $19.35 per share.

* Refer to Forward-Looking Statements on page 17.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the October 23, 1998, press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects," "anticipates." "intends," "plans," "believes," "seeks," "estimates," variation of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

COMPARISON OF THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 AND THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997

The table below summarizes the Company's results of operations for the thirteen weeks ended September 27, 1998 ("third quarter of 1998") and September 28, 1997 ("third quarter of 1997") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in thousands):

                                                            Thirteen weeks ended
                                            -------------------------     -------------------------
                                                  Sept. 27, 1998                Sept. 28, 1997
                                            -------------------------     -------------------------
                                                 $              %              $              %
                                            ----------     ----------     ----------     ----------
REVENUES (a)
  Security Services:
    North American Operations                  202,231           46.2        180,865           61.3
    International Operations                    35,708            8.1         29,043            9.9
                                            ----------     ----------     ----------     ----------
        Total Security Services                237,939           54.3        209,908           71.2

  Correctional Services                         78,177           17.8         55,105           18.7
  Staffing Services                            122,289           27.9         29,872           10.1
                                            ----------     ----------     ----------     ----------
  Consolidated revenues                        438,405          100.0        294,885          100.0
                                            ==========     ==========     ==========     ==========

OPERATING INCOME (b)
  Security Services:
    North America Operations                     5,951            2.9          5,342            2.9
    International Operations                       200            0.6             22             .1
                                            ----------                    ----------
                                                 6,151            2.6          5,364            2.6

  Correctional Services                          6,322            8.1          4,801            8.7
  Staffing Services                                966            0.8            191            0.6
  Unallocated corporate expense                 (4,527)          (1.0)        (3,676)          (1.2)
                                            ----------                    ----------
  Consolidated operating income                  8,912            2.0          6,680            2.3
                                            ==========                    ==========

(a) Percentages represent percent of total revenues.
(b) Percentages represent percent of respective business related revenues.

REVENUES

Security Services

Third quarter 1998 Security Services revenues increased $28.0 million, or 13.3%, to $237.9 million from $209.9 million in the third quarter of 1997. Revenues from North American Operations increased $21.3 million, or 11.8%, to $202.2 million in the third quarter of 1998 from $180.9 million in the third quarter of 1997. Both commercial and government/regulated services showed improvement over last year with strong results from commercial security. International Operations revenues increased $6.7 million, or 23.1%, to $35.7 million in the third quarter of 1998 compared to $29.0 million in the third quarter of 1997. Increases in international security revenues were partially offset by the exit from the Australian security market in the fourth quarter of 1997. Revenues of Wackenhut of Australia Pty., Ltd., were $3.1 million in the third quarter of 1997.

Correctional Services

Third quarter 1998 Correctional Services revenues increased $23.1 million, or 41.9%, to $78.2 million from $55.1 million in the comparable quarter last year. This increase correlates to the increase in bed capacity of 45.9% from 15,900 in the last year to 23,200 this year. During the past 12 months Corrections has opened 15 facilities with a total of 7,300 new beds. During this quarter, the first 600-bed phase of the 1,500-bed facility under construction in Lawton, Oklahoma and the second 300-bed phase of the 1,200-bed facility being built in Hobbs, New Mexico were opened. These facilities are scheduled to be completed for full occupancy before the end of the fourth quarter. A total of 2,472 new revenue-producing beds are scheduled to come on line during the fourth quarter, located in Louisiana, New Mexico, Texas, and Oklahoma barring inclement weather, labor strikes or any other unforeseen problems.* On November 1, WHC began management of the 350-bed South Florida State Psychiatric Hospital.

Staffing Services

Staffing Services was started in the third quarter of 1996. In May 1997, the Company acquired the business and certain assets of the King Companies in Jacksonville, Florida and in December 1997, the Company acquired the business and substantially all of the assets of Professional Employee Management, Inc., of Sarasota, Florida. Revenues of Staffing Services amounted to $122.3 million in the third quarter of 1998, compared to $29.9 million in the comparable quarter last year. In addition to increased revenues from acquisitions made in 1997, Staffing Services has increased its number of leased employees by 42% from 16,800 to 24,000 since the beginning of 1998 through internal growth. Temporary placement hours have also grown 20%. In November 1998, the Company acquired certain assets and liabilities of Sharp Services, Inc., and Advantage Temporary Services, Inc., providing a full range of temporary placement, recruitment and outsourcing services from nine offices in Kansas, Nebraska, Oklahoma and Missouri.

OPERATING INCOME

Third quarter 1998 consolidated operating income increased $2.2 million, or 33.4%, to $8.9 million from $6.7 million in the third quarter of 1997. The operating margin for the third quarter of 1998 decreased to 2.0% from 2.3% for the comparable third quarter of 1997. This decrease is primarily due to WHC's lease payments to CPV and an increase in their deferred charge amortization.




*Refer to Forward-Looking statements on page 17.

Security Services

The operating income of the security services business increased $.8 million, or 14.8%, to $6.2 million in the third quarter of 1998 from $5.4 million for the comparable quarter last year. North American Operations operating income increased $.7 million, or 13.2%, to $6.0 million in the third quarter of 1998 from $5.3 million in the third quarter of 1997. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth from commercial and government/regulated security services and improved profit margins in food services; these increases were partially offset by increases in administrative and corporate costs. The increase in administrative and corporate expenses as compared to the third quarter of 1997 was due to increases in information technology costs as the Company rolls out new enterprise wide systems and payroll related costs attributable to corporate staff. Operating income in the third quarter of 1998 of North American Operations, as a percentage of revenues, remained unchanged from the prior year. International Operations operating income, as a percentage of revenues, for the third quarter of 1998 is .6% of related revenues compared to .1% for the third quarter of 1997. In January 1998, the Company sold the security business and certain related assets of Australian security operations, which incurred an operating loss of $334,000 in the third quarter of 1997. Excluding the Australian operations, International Operation's operating income is down $156,000 due to lower margins in Europe and Asia.

Correctional Services

Third quarter 1998 operating income increased $1.5 million, or 31.3%, to $6.3 million from $4.8 million in the comparable period in 1997. The improved results are attributable principally to profit contribution from new facilities, increased utilization of existing facilities and continued leveraging of overhead. Third quarter 1998 operating income as a percent of revenue declined to 8.1% from 8.7% in 1997. The decrease is due partly to increased depreciation and amortization from the start-up of new facilities and from a reduction in the amortization period of start-up costs. The introduction of lease payments to CPV (note 8 to the financial statements) also reduced the relative percentage of operating income. However, during the third quarter of 1998 these additional costs have been substantially offset by increased interest earnings.

Staffing Services

The operating profit of Staffing Services was $966,000 in the third quarter of 1998, as compared to $191,000 for the third quarter of 1997. The improvement in operating profit is attributable principally to the acquisitions of new businesses and improvement in the profit contribution of internally developed staffing services.

UNALLOCATED CORPORATE EXPENSES AND INFORMATION SYSTEMS

Unallocated corporate general and administrative expenses increased 21.6% to $4.5 million in the second quarter of 1998 from $3.7 million in the second quarter of 1997. The increase was due principally to an increase in information technology costs as the Company rolls out new enterprise wide systems and payroll related costs attributable to corporate staff. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 1.0% of revenues in the third quarter of 1998 from 1.2% of revenues in the third quarter of 1997.

YEAR 2000

During the third quarter of 1998, management continued its review of the installation of new systems hardware and software and determined that the installation is on schedule for completion before the year 2000. This review also encompasses other systems including embedded technology, such as security systems.

There are five phases that describe the Company's process in becoming year 2000 compliant. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. Both of these phases have been completed. The Company is at various stages in the three remaining phases: renovation, validation and implementation. Renovation is the design of the systems to be year 2000 compliant. Validation is testing the systems followed by implementation.

Implementation of the Company's year 2000 compliant financial operating systems has begun and is scheduled for complete implementation in third quarter 1999. Implementation of all other major year 2000 compliant systems is scheduled for completion in 1999. Although the Company has not completely determined the effect of expenditures related to the year 2000 issue, they are not expected to be significant and will be expensed as incurred.

The state of year 2000 readiness for third parties with who the Company shares a material relationship, such as banks and vendors used by the Company, is being reviewed by management. At this time, the Company is unaware of any third party year 2000 issues that would materially effect these relationships.

The Company expects to be year 2000 compliant in 1999 for all major systems. If the most reasonably likely worst case year 2000 scenario were to occur, the Company is assessing its risk and full impact on operations. In conjunction with this assessment, the Company is developing contingency plans and expects completing them in 1999.*

OTHER INCOME/EXPENSE

Other income increased $570,000, or 145.4%, to $962,000 in the third quarter of 1998 from $392,000 in the third quarter of 1997. Interest income was higher in the third quarter of 1998, as compared to the third quarter of 1997, due to proceeds received from the sale of correctional and detention facilities to Correctional Properties Trust, a REIT that will provide financing and ownership of WHC managed properties.

INCOME BEFORE INCOME TAXES

Third quarter 1998 income before taxes increased $2.8 million, or 39.4%, to $9.9 million from $7.1 million in the third quarter of 1997.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $14.3 million, or 3.3% of revenues for the third quarter of 1998, which was $2.9 million, or 25.4%, higher than the third quarter of 1997. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

* Refer to Forward-Looking Statements on page 17.

INCOME TAXES

The combined Federal and state effective income tax rate was 38.8% for the third quarter of 1998 and 37.8% for the third quarter of 1997. The higher effective rate in the third quarter of 1998 was due to decreases in the utilization of capital loss carryforwards and tax exempt income of the reinsurance subsidiary. In addition, the statutory federal income tax rate applicable to the Company increased to 35% from 34%. In 1998, consolidated taxable income is expected to exceed the threshold where the 35% taxable rate is applicable.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased $.6 million to $2.2 million in the third quarter of 1998 from $1.6 million in the third quarter of 1997, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased $210,000 or 41.6%, to $715,000 in the third quarter of 1998 from $505,000 in the third quarter of 1997, primarily due to improved operations in Greece, Argentina and Chile.

NET INCOME

Net income increased $1.2 million, or 36.4%, to $4.5 million in the third quarter of 1998 compared to $3.3 million in the third quarter of 1997. Earnings per share on a diluted basis was $0.29 in the third quarter of 1998 compared to $0.22 in the third quarter of 1997.

COMPARISON OF THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997

The table below summarizes the Company's results of operations for the thirty-nine weeks ended September 27, 1998 ("the first nine months of 1998") and September 28, 1997 ("the first nine months of 1997") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in thousands):

                                                           Thirty-nine weeks ended
                                            -------------------------     -------------------------
                                                  Sept. 27, 1998                Sept. 28, 1997
                                            -------------------------     -------------------------
                                                 $              %              $              %
                                            ----------     ----------     ----------     ----------
REVENUES (a)
  Security Services:
    North American Operations                  588,382           46.9        524,379           64.7
    International Operations                    99,900            8.0         86,023           10.6
                                            ----------     ----------     ----------     ----------
        Total Security Services                688,282           54.9        610,402           75.3

  Correctional Services                        224,063           17.9        147,840           18.2
  Staffing Services                            341,342           27.2         52,369            6.5
                                            ----------     ----------     ----------     ----------
  Consolidated revenues                      1,253,687          100.0        810,611          100.0
                                            ==========     ==========     ==========     ==========

OPERATING INCOME (b)
  Security Services:
    North America Operations                    16,128            2.7         14,882            2.8
    International Operations                     1,100            1.1            (63)           (.1)
                                            ----------                    ----------
                                                17,228            2.5         14,819            2.4

  Correctional Services                         17,206            7.7         11,862            8.0
  Staffing Services                              1,722            0.5           (274)          (0.5)
  Unallocated corporate expense                (13,100)          (1.0)       (10,819)          (1.3)
                                            ----------                    ----------
  Consolidated operating income                 23,056            1.8         15,588            1.9
                                            ==========                    ==========

(a) Percentages represent percent of total revenues.
(b) Percentages represent percent of respective business related revenues.

REVENUES

Security Services

Year-to-date 1998 Security Services revenues increased $77.9 million, or 12.8%, to $688.3 million from $610.4 million in the first nine months of 1998. Revenues from North American Operations increased $64.0 million, or 12.2%, to $588.4 million in the first nine months of 1998 from $524.4 million in the first nine months of 1997. Commercial and government/regulated services showed improvement over last year with strong result from commercial security. International Operations revenues increased $13.9 million, or 16.2%, to $99.9 million in the nine months of 1998 compared to $86.0 million in the first nine months of 1997. Increases in international security revenues were partially offset by the exit from the Australian security market in January 1998. Revenues of Wackenhut of Australia Pty., Ltd., were $10.8 million in the first nine months of 1997.

Correctional Services

Year-to-date 1998 Correctional Services revenues increased $76.3 million, or 51.6%, to $224.1 million from $147.8 million in the first nine months of 1997. This increase correlates to the increase in bed capacity of 45.9% from 15,900 in the last year to 23,200 this year. During the past 12 months Corrections has opened 15 additional facilities and nearly 7,300 new revenue-producing beds. WHC has contracts/awards to manage 47 facilities in North America, Europe, and Australia, and additional contracts for prisoner transportation, correctional health care services, mental health services, and facility design and construction. Management of the 350-bed South Florida State Psychiatric Hospital began November 1, 1998.

Staffing Services

Staffing Services was started in the third quarter of 1996. In May 1997, the Company acquired the business and certain assets of the King Companies in Jacksonville, Florida and in December 1997, the Company acquired the business and substantially all of the assets of Professional Employee Management, Inc., of Sarasota, Florida. Revenues of Staffing Services amounted to $341.3 million in the first nine months of 1998, compared to $52.4 million in the comparable nine months of 1997. In addition to increased revenues from acquisitions made in 1997, Staffing Services has increased its number of leased employees to 24,000 from 16,800, or a 43% increase, since the beginning of 1998 through internal growth. Temporary placement hours have also grown 20%.

OPERATING INCOME

Year-to-date 1998 consolidated operating income increased $7.5 million, or 48.1%, to $23.1 million from $15.6 million in the first nine months of 1997. The operating margin for the first nine months of 1998 decreased slightly to 1.8% from 1.9% for the comparable thirty-nine week period. This decrease is primarily due to WHC's lease payments to CPV and an increase in their deferred charge amortization.

Security Services

The operating income of the Security Services business increased $2.4 million, or 16.2%, to $17.2 million in the first nine months of 1998 from $14.8 million for the comparable nine months of last year. North American Operations operating income increased $1.2 million or 8.1%, to $16.1 million in the first nine months of 1998 from $14.9 million in the first nine months of 1997. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth in commercial and government/regulated services and improved profit margins in food services; these increases were partially offset by increases in direct corporate general and administrative costs. The increase in corporate general and administrative expenses in the first nine months of 1998, as compared to the first nine months of 1997 was due to increases in information technology as the Company rolls out new enterprise wide systems and payroll related costs attributable to corporate staff. The operating income of North American Operations as a percentage of revenues decreased to 2.7% in the first nine months of 1998 from 2.8% in the first nine months of 1997. International Operations operating income increased $1.2 million to $1.1 million in the first nine months of 1998 from a loss of $63,000 in the first nine months of 1997. In January 1998, the Company sold the security business and certain related assets of Australian security operations, which incurred an operating loss of $1.3 million in the first nine months of 1997. International Operations operating income (excluding Australian security operations) remained relatively flat in the first nine months of 1998 as compared with the first nine months of 1997. In addition, there were increases in corporate general and administrative expenses during the first nine months of 1998, as compared to the first nine months of 1997, as discussed above.

Correctional Services

Year-to-date 1998 operating income increased $5.3 million, or 44.5%, to $17.2 million from $11.9 million in the comparable period in 1997. The improved results are attributable principally to profit contribution from new facilities, increased utilization of existing facilities and continued leveraging of overhead.

Staffing Services

The operating profit of Staffing Services was $1.7 million in the first nine months of 1998, as compared to an operating loss of $274,000 for the first nine months of 1997. The improvement in operating profit is attributable principally to the acquisitions of new businesses and improvement in the profit contribution of internally developed staffing services.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate general and administrative expenses increased 21.1% to $13.1 million in the first nine months of 1998 from $10.8 million in the first nine months of 1997. The increase was due principally to an increase in information technology costs as the Company rolls out new enterprise wide systems and payroll related costs attributable to corporate staff. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 1.0% of revenues in the first nine months of 1998 from 1.3% of revenues in the first nine months of 1997.

OTHER INCOME/EXPENSE

Other income increased $80,000, or 5.9%, to $1,433,000 in the first nine months of 1998 from $1,353,000 in the first nine months of 1997. Interest income increased $503,000 in the first nine months of 1998 compared to the same period in 1997, due to proceeds received from the sale of correctional and detention facilities to Correctional Properties Trust, a REIT that will provide financing and ownership of WHC managed properties. This increase is offset by an increase in interest expense of $423,000 due to increased borrowings under the accounts receivable securitization agreement in the first nine months of 1998.

INCOME BEFORE INCOME TAXES

Year-to-date 1998 income before taxes increased $7.6 million, or 45.0%, to $24.5 million from $16.9 million in the first nine months of 1997.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $40.7 million, or 3.2% of revenues for the first nine months of 1998, which was $12.5 million, or 44.3% higher than the comparable period ended 1997. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 39.7% for the first nine months of 1998 and 37.6% for the first nine months of 1997. The higher effective rate in the first nine months of 1998 was due to decreases in the utilization of capital loss carryforwards and tax exempt income of the reinsurance subsidiary. In addition, the statutory federal income tax rate applicable to the Company increased to 35% from 34%. In 1998, consolidated taxable income is expected to exceed the threshold where the 35% taxable rate is applicable.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased $1.9 million to $6.1 million in the first nine months of 1998 from $4.2 million for the comparable period ended 1997, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased $704,000, or 50.3%, to $2.1 million in the first nine months 1998 from $1.4 in the first nine months of 1997, primarily due to improved operations in Greece, Argentina and Chile.

NET INCOME

Net income increased $3.0 million, or 38.5%, to $10.8 million in the first nine months of 1998 compared to $7.8 million in the first half of 1997. Earnings per share on a diluted basis was $0.71 in the first nine months of 1998 compared to $0.52 in the first nine months of 1997.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits -

         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

         The Company did not file a Form 8-K during the third quarter of 1998.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirty-nine weeks ended September 27, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.

                                                THE WACKENHUT CORPORATION

DATE: November 9, 1998                          /s/ PHILIP L. MASLOWE
                                                -------------------------------
                                                    Philip L. Maslowe,
                                                Senior Vice President and
                                                   Chief Financial Officer