Form 10-K405
period 1999-01-03
WACKENHUT CORP
filed 1999-04-01
CIK 104030

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         At February 19, 1999, the aggregate value of 1,922,111 shares of Series A Common Stock and 8,915,595 shares of Series B Common Stock held by non-affiliates of the Registrant was $196,594,245.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1999 are incorporated by reference into Parts II and IV of this Report.

     Parts of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

GENERAL

     The Wackenhut Corporation (the "Company") is a leading outsourcer of diversified services to business and government. The Company focuses strategically on three major businesses worldwide - security related and other operational support services, developer and manager of privatized correctional and detention facilities and personnel employee leasing and temporary services. The Security Services business is organized into two major business segments:
North American Operations and International Operations. The security-related services businesses have expanded into a range of other support services to include base operations, facility management, fire and emergency medical services and food service to private and publicly managed correctional facilities. The International Operations provides a greater variety of services than the North American Operations offers domestically. These services include, among other things, central station monitoring, cash-in-transit, satellite tracking of vehicles and cargo, and building maintenance. The Company, through its approximately 55% owned public subsidiary, Wackenhut Corrections Corporation (NYSE: WHC) designs, constructs, finances and manages correctional, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. During the past three years, the Company has established a national presence in the flexible staffing industry which includes, personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services. The Company has approximately 70,000 full and part-time employees, worldwide, serving over 9,000 commercial and governmental customers through an extensive network of offices and operations in 48 states and approximately 52 countries.

     The Company was incorporated in 1958 to continue the businesses that were originally established in 1954 by its Chairman and Chief Executive Officer, George R. Wackenhut, to provide security-related services to commercial and governmental customers. Since its founding, the Company has grown by: (i) enhancing its position in its security-related services business through the development of specialized and upgraded services; (ii) targeting specific segments of the security services industry; and (iii) expanding into a range of other support services in response to a growing trend toward privatization of governmental services and outsourcing by commercial customers.

     The Company is one of the largest security services organization in the United States and is the leading United States-based provider of security services abroad. In addition to its physical security and uniformed officer services the Company is a leader in the development of specialized niche services. For example, in response to a growing demand in the marketplace for security professionals with greater skill and responsibility levels, the Company has developed its Custom Protection Officer(R) ("CPO") program to provide highly specialized and trained security professionals to a broad range of customers such as national retailers, financial institutions and gated communities. CPO security professionals also are used as supplemental law enforcement forces by public transportation authorities and other governmental entities. Custom Protection Officer(R) is a Registered Service Mark of The Wackenhut Corporation. Another market initiative is the Company's National Accounts program, developed to provide focused and consistent service quality across its larger client's national and regional organizations. These clients asked for, and received, a dedicated executive within the Company to integrate and coordinate client security programs. These quality-centered programs partner the Company and its clients in performance excellence across the client's organization. The Company believes that the National Accounts program may also enable it to expand the scope of services offered worldwide to its National Account customers*. Management believes that the high quality and consistent service of its CPO and National Accounts programs provide the Company with an opportunity to enhance long-term relationships with its clients*.


------------------------
* Refer to Forward Looking Statements included in Exhibit 13.0 - page 21 to this Form 10-K.

     In addition to the services, which the Company has specifically targeted for expansion, the Company continues to explore and selectively invest in other service businesses, including commercial and governmental support services, supplemental police services, crash-fire-rescue services, fire protection services, and airport services.

     As part of its strategy to respond to the growing trend toward privatization of governmental services, in 1984 the Company entered into the development and management of privatized correctional and detention facilities, a business which is now operated exclusively through its approximately 55% owned Wackenhut Corrections Corporation subsidiary ("WHC"). As of December 1998, WHC had contracts to manage 52 correctional and detention facilities, with a rated capacity of 35,643 beds. As of December 1998, 39 of these facilities with a rated capacity of 26,067 beds were in operation. It also had contracts for mental health services, prisoner transportation, correctional health care services, and electronic monitoring. From December 29, 1991 to January 3, 1999, WHC's revenues increased from $37.9 million to $312.8 million and operating income increased from $1.7 million to $22.5 million, representing compound annual growth rates of 42.7% and 53.8%, respectively. As of February 19, 1999, WHC's total equity market capitalization was approximately $442.0 million.

     Building upon four decades of expertise in outsourcing services to businesses and government, in the third quarter of 1996, the Company entered into the professional employer organization ("PEO") employee leasing business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary. During 1997, the Company continued to expand its market presence in these areas and, consistent with that strategy, Wackenhut Resources, Inc. (WRI), a subsidiary of the Company, acquired the King Companies, in May 1997, and Professional Employee Management, Inc. (PEM Companies) in December 1997. Both companies are professional employer organizations, and in addition, the King Companies is in the temporary employment and recruiting service business. These two companies were combined with Oasis Outsourcing, Inc., under Wackenhut Resources, Inc., to form Flexible Staffing Services (Staffing Services). In November 1998, Flexible Staffing Services acquired Sharp Services Inc. and Advantage Temporary Services companies. By the end of 1998, Flexible Staffing Services, had 16 PEO and 14 staffing offices and personnel in over 30 states.

BUSINESS STRATEGY

     The Company focuses strategically on three major businesses worldwide - security related and other operational support services, developer and manager of privatized correctional and detention facilities and personnel employee leasing and temporary services. Key elements of the Company's business strategy are described below:

     SECURITY SERVICES

o ENHANCE LEADERSHIP POSITION OF SECURITY-RELATED SERVICES. The Company strives to enhance its market position by attempting to provide the most reliable and consistent service in the industry. The Company believes its security professionals provide quality service because of: (i) strictly enforced screening and hiring procedures; (ii) intensive training; and
     (iii) well organized supervisory and feedback procedures.

o DEVELOP SPECIALIZED SECURITY SERVICES. The Company has identified and targeted the National Account and CPO programs as its primary growth avenues in the security services business as it seeks to expand its market position. Management believes that the high quality and consistent service of its National Accounts and CPO programs provide the Company with an opportunity to establish and enhance long-term relationships with its clients*.

------------------------
* Refer to Forward Looking Statements included in Exhibit 13.0 - page 21 to this Form 10-K.

o DEVELOP COMPLEMENTARY SUPPORT SERVICES. The Company will seek to expand the scope of complementary support services it offers. The Company's successful identification and development of the correctional services and the staffing services has provided it with the experience it believes will allow it to develop other specialized programs and support services*.

o GEOGRAPHIC EXPANSION. The Company seeks to increase revenues and enhance earnings stability by continuing to expand its international presence in countries where its clients are expanding and building on its established expertise of local operations in existing and emerging markets. Historical revenue growth has been centered in Central and South America and, more recently, the Company has established its presence in European and Asian markets. Management believes that the Company's presence in approximately 52 countries worldwide provides it with an advantage when pursuing contracts with multi-national corporations.

     CORRECTIONAL SERVICES

         WHC's objective is to enhance its position as one of the leading providers of privatized correctional and detention services. Key elements of WHC's business strategy include: (i) effective management of projects;
     (ii) selective development of new business opportunities such as mental health services provided through its subsidiary Atlantic Shores Healthcare, Inc.; (iii) selective pursuit of acquisitions; (iv) expansion of its scope of services; (v) expansion into international markets by establishing alliances with strategic local partners; and (vi) limiting capital risk.

     STAFFING SERVICES

         Wackenhut Resources has methodically expanded to become one of the largest outsourcing companies in the U.S. Its growth is resulting from the increasing trend of small and medium size businesses to lease employees or use temporary workers from PEOs in order to cut costs and provide more and better employee benefits. Wackenhut Resources' strategy for growth is to seek a balance between employee leasing and temporary staffing. It is felt that this broader blend of human resources services will better meet the needs of our clients as outsourcing trends continue. In addition to internal growth the Company seeks to increase its presence in staffing services through selective acquisitions* such as the acquisitions of the King Companies, in May 1997, Professional Employee Management, Inc. (PEM Companies), in December 1997, and Sharp Services, Inc. and Advantage Temporary Services Companies in November 1998. (need disclosure)

o PURSUE SELECTED ACQUISITIONS. In addition to internal growth, the Company's growth strategy includes selected acquisitions*.

MARKETS

     SECURITY SERVICES. The private security-related services industry includes guard services, alarm-monitoring services, security consulting services, armored car transport and other security services. The largest and most visible component of the industry is the guard service component, which also accounts for the largest portion of the Company's revenues.

     Guard service is often characterized within the industry as either "proprietary" or "contract," depending on the service provider. Under proprietary arrangements, end users of the services employ, schedule and manage their own security officers. In contrast, contract services are provided to end users pursuant to contracts with


------------------------
* Refer to Forward Looking Statements included in Exhibit 13.0 - page 21 to this Form 10-K.

independent security-related service firms such as Wackenhut. Management believes that the advantages to clients of using contract security service providers rather than providing services internally on a proprietary basis are three-fold: (i) the client may realize cost and administrative savings; (ii) the client is freed to concentrate on its core competencies; and (iii) the client may be able to reduce labor management concerns with security-related employees, who are employed by the Company.

     CORRECTIONAL SERVICES. WHC views governmental agencies responsible for state correctional facilities in the United States and governmental agencies responsible for correctional facilities outside of the United States as its primary potential customers. WHC's secondary customers include the INS, other federal and local agencies in the United States and other foreign governmental agencies.

     FLEXIBLE STAFFING SERVICES. Flexible Staffing Services provides temporary staffing, permanent placement, and Professional Employer Organization (PEO) services. The PEO provides integrated human resource administration, such as personnel employee leasing, risk management, payroll processing and human resource services. Client companies outsource a large part of the human resource function to the PEO. While the PEO becomes the employer of record for payroll and tax purposes, the client maintains control of the activities of the worksite employees. Due to the increasing complexity of the regulatory environment, employment costs per employee are rising dramatically, and constitute one of the market determinants. Outsourcing is expected to have a very compelling appeal to companies in the process of downsizing and reengineering*.

COMPANY ORGANIZATION

     The Company's business can be divided into the Security Services , Correctional Services and Flexible Staffing Services. Securities Services encompasses all commercial and governmental business of the North American Operations (including Wackenhut of Canada Limited) and the International Operations. Security Services provides security-related and other support services. Correctional Services, which consists exclusively of the business conducted through WHC, provides correctional, detention, and mental health psychiatric facility design, development and management services to government agencies. Flexible Staffing Services provides personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services. The following table sets forth the contribution to consolidated revenues and operating income by each of the Company's business segments for 1998 (53 weeks), 1997 and 1996 in millions of dollars. See Note 18 of Notes to Consolidated Financial Statements (which also includes a summary of domestic and international operations) included in Exhibit 13.0 to this Form 10-K.


------------------------
* Refer to Forward Looking Statements included in Exhibit 13.0 - page 21 to this Form 10-K.

                                            1998            1997          1996
                                            ----            ----          ----
REVENUES

SECURITY SERVICES
  North American Operations             $  810.0        $  711.8      $  664.5
  International Operations                 137.2           117.2         103.5
                                        --------        --------      --------
                                           947.2           829.0         768.0

CORRECTIONAL SERVICES                      312.8           206.9         137.8
STAFFING SERVICES                          495.1            90.9           0.2
                                        --------        --------      --------
CONSOLIDATED REVENUES                   $1,755.1        $1,126.8      $  906.0
                                        ========        ========      ========

OPERATING INCOME

SECURITY SERVICES
  North American Operations             $   22.2        $   20.1      $   20.0
  International Operations                   2.0             0.2          (1.3)
                                        --------        --------      --------
                                            24.2            20.3          18.7

CORRECTIONAL SERVICES                       22.5            16.5           9.7
STAFFING SERVICES                            2.7            (0.3)         (0.4)
UNALLOCATED CORPORATE EXPENSE              (17.0)          (14.9)        (10.9)
ONE-TIME CHARGE AND IMPAIRMENT
  OF ASSETS                                   --           (18.3)         (0.8)
                                        --------        --------      --------
CONSOLIDATED OPERATING INCOME           $   32.4       $    3.3         $ 16.3
                                        --------        --------      --------



SECURITY SERVICES

     Security Services is conducted through two separate operations: the North American Operations and the International Operations.

NORTH AMERICAN OPERATIONS. The North American Operations (NAO) has historically provided the majority of the Company's consolidated revenues. NAO provides security-related and other support services throughout the United States and Canada. The North American Operations is subdivided between commercial and government and regulated industry accounts. In conducting its Security Services, the Company has adopted a quality management approach to its services. General management responsibilities for each operation is vested in managers of geographic regions supported by a small group of managers located at Company headquarters. Day-to-day management responsibility for each group is vested in regional and site field managers who have primary responsibility for client contact and satisfaction. Field managers are selected through an intensive screening process and receive what the Company believes is state-of-the-art training. Supervisory personnel from Company headquarters periodically visit region headquarters and sites and carefully monitor operating results.

     COMMERCIAL ACCOUNTS. The Company furnishes security officers (armed and unarmed) to protect its clients' property, in the United States and Canada, against fire, theft, intrusion, vandalism and other physical harm. Specialized security services offered by the Company include crash-fire-rescue services, fire protection services and airport services. The Company also provides security-consulting services including security assessment and program development, specialized training programs for security guards, fire-crash-rescue personnel, and background investigative services. The Company will further enhance its market position in the security-related services industry through internal growth by continuing to: (i) pursue domestic and international National Accounts; (ii) differentiate its security-related services within the industry by emphasizing its CPO program; and (iii) market the Company's services to specialized market niches such as gated residential communities and hospitals.

     The Company intends to emphasize attracting and retaining National Accounts that benefit from security-related services on a national or regional level at multiple locations. Such clients include retail chains, banks, specialized manufacturers and high tech companies. Management believes that such clients value the flexibility and service provided by a dedicated single point of contact with the Company through the National Accounts program.

     For its CPO program, the Company recruits law enforcement academy graduates, former military police, and members of elite military units and college graduates with criminology-related degrees. These recruits are prepared for critical security assignments after completing a Company training program that surpasses any state or local requirements for security officer licensing. CPO security personnel perform such functions as prisoner transportation in Maryland and Colorado, neighborhood and downtown security in Florida, transit security in Wisconsin and California, and other supplemental law enforcement-related services. Management believes that services provided by CPO security personnel distinguish the Company's services from those of the competition by providing highly specialized and trained security personnel capable of undertaking and accepting responsibilities that are beyond the capabilities of traditional security guards.

     Contracts with private industry generally are for a minimum of a one-year term. Most of these contracts are subject to termination by either party on 30 days prior notice. For most small accounts billing rates are typically based on a specified rate per hour and generally are subject to renegotiations or escalation if related costs increase because of changes in minimum wage laws or certain other events beyond the control of the Company. For many larger accounts, cost plus performance and management fee contracts are increasingly being negotiated.

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

     GOVERNMENT AND REGULATED INDUSTRY ACCOUNTS. The Company provides specialized security-related and support services for United States federal government entities, nuclear power generating facilities and prison and jail commissaries. Wackenhut Services, Inc. ("WSI") provides security services primarily to United States federal government entities. Services provided by WSI range from basic security and administrative support to specialized emergency response. In the United States, WSI provides security-related services at 10 sensitive government installations. For example, the Company has held the operations and maintenance contract for the Savannah River Site in South Carolina since 1983, the single largest government contract for security-related services. Since 1990, the Company has managed the Rocky Flats Environmental Technology Site near Denver and since 1964, has managed the Nevada Test Site near Las Vegas. Since 1984, WSI has overseen training and resource development for the United States Department of Energy at the Nonproliferation and National Security Institute in Albuquerque, New Mexico. The Company's service contracts with governmental agencies are typically cost-reimbursable contracts providing the Company the ability to earn award fees based upon the achievement of performance goals. The Company's service contracts with governmental agencies are subject to annual governmental appropriations.

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

     The Company's correctional foodservice business, one of the largest in the industry, provides over 74 million meals annually to over 100 jail and prison facilities in 22 states throughout the United States. Food for regular, therapeutic and religious diets is prepared using conventional or cook-chill methods. The Company provides a quality assurance program that encompasses all aspects of the foodservice business. Specifically, the Company provides product testing and menu development through its staff of nutritional experts, which includes professional dietitians. Also, to ensure high quality of service and product, facility audits are conducted on an on-going basis. The Company bids for foodservice contracts and provides food services on a cost per meal basis. Complete foodservice management, commissary, laundry and janitorial programs are available to correctional clients.

     INTERNATIONAL OPERATIONS. International Operations accounts for approximately 8% of the Company's consolidated revenues. International Operation services is conducted primarily through Wackenhut International, Inc., ("WII") and its subsidiaries and affiliates.

     Since its organization in 1967, WII has grown to include a network of subsidiaries, partnerships and affiliates in over 50 countries. Management believes the Company's international presence, through the operations of WII, is larger than any of its United States-based competitors. Management believes that its risk exposure in international operations conducted through WII is reduced substantially by the fact that the majority of its international operations are structured through joint ventures with parties who operate in the given market. These parties often provide valuable insight into local markets, in addition to sharing financial responsibility for the venture. WII also provides a greater variety of services than the Company offers domestically. These services include, among other things, central station monitoring, cash-in-transit, satellite tracking of vehicles and cargo, and building maintenance. The Company believes that this experience will be valuable in assisting the Company's domestic expansion into new support service areas.

     The Company's goal is to increase its international presence where its clients are expanding. With operations in every Latin American country, WII is concentrating on establishing its presence in Europe and Asia. In addition to providing traditional security services to commercial customers at overseas locations, WII provides security for the U.S. Department of State at embassies and missions in 17 locations. WII also provides protective services at NASA space shuttle support sites in Africa. Major competitors of WII include large United States-based companies with operations overseas, sizable foreign concerns such as Group 4, Securitas, Securicor, and Chubb and local and regional companies.

CORRECTIONAL SERVICES

     Correctional Services is conducted through the operations of Wackenhut Corrections, Inc. ("WHC"). WHC is a leading developer and manager of privatized correctional and detention facilities in the United States, the United Kingdom, Australia and South Africa. WHC was founded in 1984 as a division of the Company to capitalize on emerging opportunities in the private correctional services market. As of December 1998, WHC had contracts to manage 52 correctional and detention facilities with an aggregate rated capacity of 35,643 beds, 39 contracts representing 26,067 beds were in operation and 13 were under development by WHC. WHC offers governmental agencies a comprehensive range of correctional and detention facility management services from individual consulting projects to the integrated design, construction and management of correctional and detention facilities. In addition to providing the fundamental services relating to the security of facilities and the detention and care of inmates, WHC has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education, and job and life skills training. Management believes that WHC's experience in delivering a full range of quality privatization services on a cost-effective basis to governmental agencies provides such agencies strong incentives to choose WHC when awarding new contracts or renewing existing contracts.

     WHC's facility management contracts typically have original terms ranging from one to ten years and give the governmental agency at least one renewal option.

STAFFING SERVICES

     Building upon four decades of expertise in outsourcing services to businesses and government the Company entered into the professional employer organization ("PEO") employee leasing business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary, in the third quarter 1996. During 1997, the Company continued to expand its market presence and, consistent with that strategy Wackenhut Resources, Inc. (WRI), a subsidiary of the Company, acquired the King Companies, in May 1997, and Professional Employee Management, Inc. (PEM Companies) in December 1997. Both companies are professional employer organizations, and in addition, the King Companies is in the temporary employment and recruiting service business. These two companies were combined with Oasis Outsourcing, Inc., under Wackenhut Resources, Inc., to form Flexible Staffing Services (Staffing Services). In November 1998 Flexible Staffing Services acquired Sharp Services Inc. and Advantage Temporary Services companies. By the end of 1998 Wackenhut Resources had methodically expanded to become one of the largest outsourcing companies in the U.S. with over 750 employee leasing clients in over 30 states.

CUSTOMERS

     During 1998, the Security Services provided services to more than 8,600 customers worldwide. The Company's largest customer was the United States Department of Energy, which accounted for approximately 7% and 11% of the Company's consolidated revenue in Fiscal 1998 and Fiscal 1997, respectively. Correctional Services contracts with governmental agencies of the State of Texas accounted for 25% and 32% of WHC's revenues in Fiscal 1998 and Fiscal 1997, respectively and Contracts with the California Department of Corrections accounted for 17% and 10% of WHC's revenues in Fiscal 1998 and Fiscal 1997, respectively. The Staffing Services Business provides services to approximately 750 employee leasing clients.

COMPETITION

     The Company is one of the largest security and protective services organization in the United States and a leading provider of such services worldwide. The Company competes domestically and internationally with Borg-Warner Security Company and Pinkerton's, Inc. The Company also competes with numerous local and regional security services companies. The top five providers of services similar to those provided by Security Services account for less than 15% of the security-services market in the United States. Competition in the security-related and other support services business is intense and is based primarily on price in relation to quality of service, the scope of services performed, and the extent of employee training and supervision. However, potential competitors can enter the security-related and other support services business without substantial capital investment or expense.

        WHC competes primarily on the basis of the quality and range of services offered, and its experience and reputation, both domestically and internationally, in the design and management of facilities. WHC competes with a number of companies domestically and internationally, such as Prison Realty, Correctional Services Corporation, Group 4 International Corrections Service, Securicor Group, U.K. Detention Services, Ltd., Cornell Corrections Corporation, and United States Corrections Corp. Some of the competitors are larger and have greater resources than WHC. WHC also competes on a localized basis in some markets with small companies that may have better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the correctional business without substantial capital investment or experience. In addition, in some markets WHC may compete with governmental agencies that are responsible for correctional facilities.

     Although the overwhelming majority of PEOs are small, regionally based firms (the total number has been estimated at approximately 2,500), the Company competes with other major companies such as Staff Leasing, NovaCare, Employee Solutions, Administaff and The Vincam Group.

EMPLOYEES

     Security Services principal business is labor intensive, and is affected substantially by the availability of qualified personnel and the cost of labor. As of December 1998, Security Services had over 61,000 full and part-time employees worldwide, most of whom are security officers and other personnel providing physical security services. The Company has not experienced any material difficulty in employing sufficient numbers of suitable security officers. Security officers and other personnel supplied by the Company to its clients are employees of the Company, even though stationed regularly at a client's premises. A small percentage of the employees of the Security Service business are covered by collective bargaining agreements. Relations with employees have been generally satisfactory.

     As of December 1998, Correctional Services had approximately 8,000 full-time employees. Correctional Services employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. Employees at seven of WHC's Australian facilities are unionized.

     Staffing Services had approximately 265 administrative employees. In addition, Flexible Staffing Services had over 24,000 worksite employees as of December 1998.

BUSINESS REGULATIONS AND LEGAL CONSIDERATIONS

     Security Services is subject to numerous city, county, and state firearm and occupational licensing laws that apply to security officers and private investigators. Many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, and imposing minimum bond, surety, or insurance standards. Many foreign countries have laws that restrict the Company's ability to render certain services, including laws prohibiting security-related services or limiting foreign investment.

     In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

     The industry in which the Correctional Services operates is subject to national, federal, state and local regulations in the United States, Europe, South Africa and Australia which are administered by a variety of regulatory authorities. Generally, prospective providers of correctional services must be able to detail their readiness to, and must, comply with a variety of applicable state and local regulations, including education, health care and safety regulations. WHC's contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. WHC's Kyle New Vision Chemical Dependency Treatment Center is licensed by the Texas Department of Criminal Justice to provide substance abuse treatment. Certain states, such as Florida and Texas, deem prison guards to be peace officers and require WHC personnel to be licensed and may make them subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

     Flexible Staffing Services is subject to federal and state laws regarding the employer-employee relationship, including numerous federal and state laws relating to labor, tax and discrimination matters. While many states do not explicitly regulate PEO activities, a number of states have passed laws that have licensing or registration requirements for PEO companies and other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEO companies. Management believes it conducts its business in compliance with the licensing and registration requirements of the states in which it operates and monitors such compliance annually.

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

ITEM 2.    PROPERTIES

     The companies executive offices are in The Wackenhut Center, located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida. The Wackenhut Center contains approximately 91,800 square feet and is leased from Lepercq Corporate Income Fund, L.P., for an initial term of 15 years, commencing in March 1996, with consecutive options to extend the term of the lease for three additional five-year periods. This lease requires annual rental payments in the amount of $1,758,102 with no escalation during the initial 15-year term.

     In December 1997, WHC entered into a $220 million operating lease facility that was established to acquire and develop new correctional institutions used in its business. As a condition of this facility, WHC unconditionally agreed to guarantee certain obligations of First Security Bank, N.A., a party to the aforementioned operating lease facility. As of January 3. 1999, approximately $100.9 million of this operating lease facility was utilized for properties under development.

     On April 28, 1998, Correctional Properties Trust ("CPV"), a Maryland real estate investment trust, sold 6.2 million shares of common stock at $20.00 per share in an initial public offering. Approximately $113.0 million of the net proceeds of the offering were used to acquire eight correctional and detention facilities operated by WHC. These facilities were then leased back to WHC. WHC received approximately $42 million for the three facilities owned by it and for its right to acquire four of the other five facilities realizing a profit of $18 million, which will be amortized over the ten-year lease term. The eighth facility was purchased directly from a government entity. CPV was also granted the option to acquire three additional correctional facilities then under development by WHC and the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by WHC. On October 30, 1998, CPV acquired the completed portion of one of the option facilities for $26 million.

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

     The aggregate fiscal 1998 rent expense for all non-cancelable operating leases of office space, automobiles, data processing and other equipment was $16 million. The Company owns substantially all uniforms, firearms, and accessories used by its security officers.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     GEORGE R. WACKENHUT is Chairman of the Board and Chief Executive Officer of the Company and has been since its inception. He was President of the Company from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. Mr. Wackenhut is also a director of WHC. Mr. Wackenhut is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge, and the President's Advisory Council for the Small Business Administration, Region IV. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School and the Board of Directors of SSJ Medical Development, Inc., Miami, Florida. Mr. Wackenhut is also a member of the American Society for Industrial Security. He was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela. Mr. Wackenhut received his B.S. degree from the University of Hawaii and his M.Ed. degree from Johns Hopkins University. Mr. Wackenhut is married to Ruth J. Wackenhut, Secretary of the Company. His son, Richard R. Wackenhut, is President and Chief Operating Officer of the Company and also a Director.

     RICHARD R. WACKENHUT is President and Chief Operating Officer of the Company and a member of the Board of Directors and has been since April 26, 1986. Prior to that, Mr. Wackenhut was Senior Vice President of Operations from 1983 to 1986. He was Manager of Physical Security from 1973 to 1974. He also served as Manager, Development at the Company's Headquarters from 1974 to 1976; Area Manager, Columbia, South Carolina, from 1976 to 1977; District Manager, Columbia, South Carolina from 1977 to 1979; Director, Physical Security Division at Corporate Headquarters from 1979 to 1980; Vice President, Operations from 1981 to 1982; and Senior Vice President, Domestic Operations from 1982 to 1983. Mr. Wackenhut is Director of Wackenhut del Ecuador, S.A.; Wackenhut UK Limited; Wackenhut Dominicana, S.A.; and several domestic subsidiaries of the Company, including WHC. He is a member of the Sewall's Point Police Advisory Board. He is also a member of the American Society for Industrial Security, the International Association of Chiefs of Police and the International Security Management Association. He received his B.A. degree from The Citadel in 1969 and completed the Advanced Management Program of the Harvard University School of Business Administration in 1987. Mr.

Wackenhut is the son of George R. Wackenhut, Chairman of the Board and Chief Executive Officer of the Company, and Ruth J. Wackenhut, Secretary of the Company.

     ALAN B. BERNSTEIN is Executive Vice President of the Company and President, North American Operations and has been since April 27, 1991. Prior to that, Mr. Bernstein was Senior Vice President, Domestic Operations from 1986 to 1991. He has been employed by the Company since 1976, except for a brief absence during 1982 when he was a partner in a family-owned security alarm business in New York State. Mr. Bernstein has served in the following positions with the Company or its subsidiaries: Vice President of Domestic Operations, 1985; Vice President, Corporate Business Development, 1984; Acting President, Wackenhut Systems Corporation, 1983; Director of Integrated Guard Security, 1981; and Manager of Wackenhut Electronic Systems Corporation (Miami) from 1976 to 1981. He received his B.S.E.E. degree from the University of Rochester, and a M.B.A. degree from Cornell University.

     FERNANDO CARRIZOSA is Senior Vice President and President, Wackenhut International, Inc. and has been since January 28, 1989. Mr. Carrizosa was Vice President of International Operations from January 31, 1988 to January 28, 1989. He joined Wackenhut de Colombia in 1968 as Manager of Investigations. He was promoted to Manager of Human Resources, and then to Assistant to the President in 1974. He moved to Headquarters as a trainee in 1974, and was promoted to Manager of Latin American Operations in 1980, a capacity in which he served until 1983. Mr. Carrizosa also served as Executive Vice President of Wackenhut International, 1983 to 1984 and President of Wackenhut International, 1984 to 1988. He is a Director of several subsidiaries and affiliates of the Company. He received a B.B.A. from Universidad Javeriana in Colombia, and a M.B.A. with honors from Florida International University in 1976. He also completed the Advanced Management Program at the Wharton School of Business in 1989.

     ROBERT C. KNEIP is Senior Vice President, Corporate Planning and Development of the Company, and Chief Executive Officer of Wackenhut Resources, Inc. Since he joined the Company in 1982, Dr. Kneip has held various positions in the Company including Director, Power Generating Services; Director, Contracts Management; Vice President, Contracts Management; and Vice President, Planning and Development. Dr. Kneip started Flexible Staffing Services by establishing OASIS Outsourcing, Inc., a majority owned subsidiary of the Company in 1996 and continues to be a major factor in the Company's development of the Staffing Services Business. Prior to joining the Company, Dr. Kneip was employed by the Atomic Energy Commission, the Nuclear Regulatory Commission and Dravo Utility Constructors, Inc. He received a B.A. (Honors) from the University of Iowa, and an M.A. and Ph.D. from Tulane University.

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

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to page 21 of the Registrant's 1998 Annual Report to Shareholders, Exhibit 13.0.

ITEM 6.    SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to pages 22 through 23 of the Registrant's 1998 Annual Report to Shareholders, Exhibit 13.0.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 24 through 29 of the Registrant's 1998 Annual Report to Shareholders, Exhibit 13.0.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 30 through 41 of the Registrant's 1998 Annual Report to Shareholders, Exhibit 13.0, except for the Financial Statement Schedule listed in Item 14 (a) (2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Registrant" and is included in Part I, hereto) is contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 1999 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

              The following consolidated financial statements of the Company, included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1999 are incorporated by reference in Part II, Item 8:

           Consolidated Balance Sheets - January 3, 1999 and December 28, 1997

           Consolidated Statements of Income - Fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996

           Consolidated Statements of Cash Flows - Fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996

           Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements - Fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996

              With the exception of the information incorporated by reference from the 1998 Annual Report to Shareholders in Part II, Items 5,6,7,8, and Parts IV of the Form 10-K, the Registrant's 1998 Annual Report to Shareholders is not to be deemed filed as part of this Report.

     2.  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts - Page 23

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

     4.1 Revolving Credit and Reimbursement Agreement dated December 30, 1997 by and among The Wackenhut Corporation, Nations Bank, N.A., ScotiaBanc, and SunTrust Bank, as Lenders, and NationsBank, N.A., as Agent (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)


     4.2 Receivables Purchase Agreement dated as of December 30, 1997 among Wackenhut Funding Corporation, as Transferor, The Wackenhut Corporation, as Servicer, Enterprise Funding Corporation, as a Purchaser, and Nations Bank, N.A., as Agent (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)


     4.3 Amended and Restated Credit Agreement, dated December 18, 1997, by and among Wackenhut Corrections Corporation, Nations Bank, National Association, Scotia Banc Inc. and the Lenders Party thereto from time to time (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

     4.4 Amended and Restated Participation Agreement, dated June 19, 1997 among Wackenhut Corrections Corporation, First Security Bank, National Association, the Various Bank and other Lending Institutions which are partners thereto from time to time, Scotia Banc Inc., and Nations Bank, National Association (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

     4.5 Amended and Restated Lease Agreement, dated as of June 19, 1997, between First Security Bank, National Association and Wackenhut Corrections Corporation (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

     4.6 Guaranty and Suretyship Agreement, dated December 18, 1997, among the Guarantors parties thereto and Nations Bank, National Association (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

     4.7 Third Amended and Restated Trust Agreement, dated as of June 19, 1997, among Nations Bank, National Association and other financial institutions parties thereto and First Security Bank, National Association. (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

     4.8 LC account agreement, dated as of December 30, 1997, and made between The Wackenhut Corporation, a Florida Corporation and Nations Bank, National Association, a national banking association, as a Lender (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)


     4.9 Amended and Restated Guaranty and Suretyship agreement, dated as of December 30, 1997 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)


     4.10 Amendment Agreement No. 1 to Amended and Restated Credit Agreement, dated March 12, 1998, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto.

     4.11 Amendment Agreement No. 2 to Amended and Restated Credit Agreement, dated August 7, 1998, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, as amended by Amendment Agreement No. 1 dated as of March 12, 1998, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto.

     4.12 Amendment Agreement No. 3 to Amended and Restated Credit Agreement, dated February 10, 1999, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, as amended by Amendment Agreement No. 1 dated as of March 12, 1998, and as further amended by Amendment Agreement No. 2 dated August 7, 1998, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto.

     4.13 Amendment Agreement No. 4 to Amended and Restated Credit Agreement, dated February 25, 1999, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, as amended by Amendment Agreement No. 1 dated as of March 12, 1998, Amendment Agreement No. 2 dated August 7, 1998, and Amendment Agreement No. 3 dated as of February 10, 1999, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto.

     4.14 First Amendment to transfer and administration agreement (this "Amendment"), dated as of March 12, 1999 is among Wackenhut Funding Corporation, a Delaware corporation (the "Transferor"), The Wackenhut corporation, a Florida corporation, individually and as Servicer ("Wackenhut" or the "Servicer"), ENTERPRISE FUNDING CORPORATION, a Delaware corporation ("Enterprise" or the "Purchaser") and as its successors assigns, and NATIONSBANK, N.A., a national banking assocation ("NationsBank"), as Agent for Enterprise and the Bank Investors (in such capacity, the "Agent") and as a Bank Investor (in such capacity, the "Agent") and as a Bank Investor.

     4.15 Second Amendment to transfer and administration agreement (this "Amendment"), dated as of December 23, 1998 is among Wackenhut Funding Corporation, a Delaware corporation (the "Transferor"), The Wackenhut corporation, a Florida corporation, individually and as Servicer ("Wackenhut" or the "Servicer"), ENTERPRISE FUNDING CORPORATION, a Delaware corporation ("Enterprise" or the "Purchaser") and its successors assigns, and NATIONSBANK, N.A., a national banking assocation ("NationsBank"), as Agent for Enterprise and the Bank Investors (in such capacity, the "Agent") and as a Bank Investor (in such capacity, the "Agent").

     4.16 Third Amendment to transfer and administration agreement (this "AMENDMENT"), dated as of January 29, 1999, among Wackenhut Funding Corporation, a Delaware corporation (the "TRANSFEROR") and its successors and assigns, THE WACKENHUT CORPORATION, a Florida corporation, individually and as servicer ("WACKENHUT" or the "SERVICER"), ENTERPRISE FUNDING CORPORATION, a Delaware corporation ("ENTERPRISE" or the "PURCHASER") and its successors assigns, and NATIONSBANK, N.A., a national banking association ("NATIONSBANK"), as agent for Enterprise and the Bank Investors (in such capacity, the "AGENT") and as a Bank Investor, amending that certain Transfer and Administration Agreement dated as of December 30, 1997 among the Transferor, the Servicer, the Purchaser, the Agent and NationsBank (collectively, the "PARTIES"), as amended to the date hereof by the First Amendment to Transfer and Administration Agreement dated as of March 24, 1998, among the Parties and the Second Amendment to Transfer and Administration Agreement dated December 23, 1998, among the Parties (collectively, the "ORIGINAL AGREEMENT," and said agreement as amended by this Amendment, the "AGREEMENT").

     10.1 Form of Deferred Compensation Agreement for Executive Officers (the "Senior Plan"): Alan B. Bernstein, Fernando Carrizosa, Robert C. Kneip, and Richard R. Wackenhut (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)


     10.2 Amendments to the Deferred Compensation Agreements for Executive Officers (the "Senior Plan"): Alan B. Bernstein, Fernando Carrizosa, Robert C. Kneip, and Richard R. Wackenhut (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)


     10.3 Executive Officer Retirement Plan (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.4  Amended and Restated Split Dollar arrangement with George R. and Ruth
           J. Wackenhut (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.5 Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.6 First Amendment dated November 3, 1995 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.7 Key Employee Long-Term Incentive Stock Plan dated July 1991 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

     10.8 Second Amendment dated August 1, 1996 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 29, 1996)

     10.9 Amended Non-employee Director Stock Option Plan dated October 29, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 29, 1996)

     10.10 Third Amendment dated December 10, 1997 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)


     10.11 Summary description of the amendment to the Key Employee Long-Term Incentive Stock Plan effective as of January 28, 1997 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)


     10.12 Senior Officer Retirement Agreement for James P. Rowan

     10.13 Senior Officer Retirement Agreement for Sandra L. Nusbaum

     13.0 Annual Report to Shareholders for the year ended January 3, 1999, beginning with page 21 (to be deemed filed only to the extent required by the instructions to exhibits for reports on this Form 10-K)

     21.1  Subsidiaries of The Wackenhut Corporation

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

                            THE WACKENHUT CORPORATION

                         By:  /s/ Philip L. Maslowe        Date: March 31, 1999
                              --------------------------
                                   Philip L. Maslowe
                               SENIOR VICE PRESIDENT AND
                                CHIEF FINANCIAL OFFICER

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


                  SIGNATURE                                            TITLE                                  DATE
                  ---------                                            -----                                  ----

         /s/ George R. Wackenhut*             Chairman of the Board and Chief Executive                    March 3, 1999
      -----------------------------------     Officer (principal executive officer)
             George R. Wackenhut

            /s/ Philip L. Maslowe             Senior Vice President and Chief Financial Officer            March 31, 1999
      -----------------------------------
              Philip L. Maslowe

              /s/ Juan D. Miyar               Vice President and Corporate Controller                      March 31, 1999
      -----------------------------------     (principal accounting officer)
                Juan D. Miyar

           /s/ Alan B. Bernstein*             Director                                                     March 2, 1999
      -----------------------------------
              Alan B. Bernstein

         /s/ Julius W. Becton, Jr.*           Director                                                     March 6, 1999
      -----------------------------------
            Julius W. Becton, Jr.

          /s/ Carroll A. Campbell*            Director                                                     March 11, 1999
      -----------------------------------
             Carroll A. Campbell

         /s/ Benjamin R. Civiletti*           Director                                                     March 10, 1999
      -----------------------------------
            Benjamin R. Civiletti

            /s/ Anne N. Foreman*              Director                                                     March 10, 1999
      -----------------------------------
               Anne N. Foreman

        /s/ Edward L. Hennessy, Jr.*          Director                                                     March 10, 1999
      -----------------------------------
           Edward L. Hennessy, Jr.

             /s/ Paul X. Kelley*              Director                                                     March 6, 1999
      -----------------------------------
                Paul X. Kelley

          /s/ Nancy Clark Reynolds*           Director                                                     March 8, 1999
      -----------------------------------
             Nancy Clark Reynolds

             /s/ John F. Ruffle*              Director                                                     March 6, 1999
      -----------------------------------
                John F. Ruffle

           /s/ Thomas P. Stafford*            Director                                                     March 7, 1999
      -----------------------------------
              Thomas P. Stafford





                  SIGNATURE                                            TITLE                                  DATE
                  ---------                                            -----                                  ----
          /s/ George R. Wackenhut*            Director                                                     March 3, 1999
      -----------------------------------
             George R. Wackenhut

          /s/ Richard R. Wackenhut*           Director                                                     March 1, 1999
      -----------------------------------
             Richard R. Wackenhut

           * By: /s/ James P. Rowan           Senior Vice President, General Counsel and                   March 31, 1999
      -----------------------------------     Assistant Secretary
                James P. Rowan
               Attorney-in-fact




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Wackenhut Corporation's 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 19, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed above in Item 14(a)2 of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
    February 19, 1999.

                                  SCHEDULE II

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

         FOR THE FISCAL YEARS ENDED JANUARY 3, 1999, DECEMBER 28, 1997
                             AND DECEMBER 29, 1996

                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO     CHARGED    DEDUCTIONS,  BALANCE AT
                                                   BEGINNING     COST AND      TO OTHER     ACTUAL       END OF
DESCRIPTION                                        OF PERIOD     EXPENSES      ACCOUNTS   CHARGE-OFFS    PERIOD
-----------                                       ----------    ----------     --------   -----------   ---------
YEAR ENDED JANUARY 3, 1999:

Allowance for doubtful accounts..................   $  2,713        3,079          515       (1,608)     $ 4,699

YEAR ENDED DECEMBER 28, 1997:

Allowance for doubtful accounts..................   $  1,997          905           38         (227)     $ 2,713

YEAR ENDED DECEMBER 29, 1996:

Allowance for doubtful accounts..................   $  1,268        1,362          --          (633)     $ 1,997

