Form 10-Q
period 1999-04-04
WACKENHUT CORP
filed 1999-05-19
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     _____

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 4, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                         Commission file number 1-5450

                           THE WACKENHUT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                 59-0857245
----------------------------------------   -----------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, FL            33410-4243
-------------------------------------------------            ----------
   (Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code (561) 622-5656

------------------------------------------------------------------------------
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                              SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ] No [ ]

At May 17, 1999, 3,855,582 shares of Series A were issued and outstanding and 11,075,874 shares of Series B of the registrant's Common Stock was outstanding after deducting 201,492 shares held in treasury.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended April 4, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2000.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEKS ENDED
                        APRIL 4, 1999 and MARCH 29, 1998
                      (in millions except per share data)
                                   UNAUDITED


                                                                                    1999                  1998
                                                                             -----------------    -------------------
                                                                             $          500.1       $          398.6
                                                                             -----------------      ----------------
REVENUES

OPERATING EXPENSES:
Payroll and related taxes                                                               388.8                  314.1
Other operating expenses                                                                 98.2                   74.5
Depreciation expense                                                                      2.4                    1.8
Amortization expense                                                                      2.8                    2.3
                                                                             -----------------      ----------------
                                                                                        492.2                  392.7
                                                                             -----------------      ----------------
OPERATING INCOME                                                                          7.9                    5.9
                                                                             -----------------      ----------------
OTHER INCOME (EXPENSE):
Interest and investment income                                                            1.1                    0.7
Interest expense                                                                         (1.2)                  (0.6)
                                                                             -----------------      ----------------
                                                                                         (0.1)                   0.1
                                                                             -----------------      ----------------

INCOME BEFORE INCOME TAXES                                                                7.8                    6.0
Provision for income taxes                                                               (3.1)                  (2.5)
Minority interest, net of income taxes of $1.6 and $1.1                                  (2.4)                  (1.6)
Equity income of affiliates, net of income taxes
  of $1.1 and $0.4                                                                        1.7                    0.6
                                                                             -----------------      ----------------

INCOME BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                              4.0                    2.5
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE                                                                            --                   (6.6)
                                                                             -----------------      ----------------
NET INCOME                                                                   $            4.0       $           (4.1)
                                                                             =================      ================
Earning per share - basic

    Income before cumulative effect of change in accounting principle                   $0.27                  $0.17
     Cumulative effect of change in accounting principle                                   --                  (0.44)
                                                                             -----------------      ----------------
    Net Income                                                                          $0.27                 $(0.27)
                                                                             =================      ================
Earnings per share - diluted
    Income before cumulative effect of change in accounting principle                   $0.26                   0.16
    Cumulative effect of change in accounting principle                                    --                 $(0.44)
                                                                             -----------------      ----------------
    Net Income                                                                          $0.26                 $(0.28)
                                                                             =================      ================

Basic weighted average shares outstanding                                                14.9                   14.9
Diluted weighted average shares outstanding                                              15.1                   15.2




See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       APRIL 4, 1999 AND JANUARY 3, 1999
                                 (in millions)
                                   UNAUDITED



                                                                                           April 4,           January 3,
                                                                                             1999                1999
                                                                                        --------------      ---------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                             $       38.7        $       43.5
Accounts receivable, less allowance for doubtful accounts
   of $4.8 at April 4, 1999, and $4.7 at January 3, 1999                                     181.4               167.8
Inventories                                                                                   15.8                14.5
Deferred taxes                                                                                 7.9                 7.4
Prepaids                                                                                      13.9                10.2
Other                                                                                         15.1                11.4
                                                                                      ----------------    -----------------
                                                                                             272.8               254.8
                                                                                      ----------------    -----------------

MARKETABLE SECURITIES of casualty reinsurance subsidiary                                      22.6                18.5
                                                                                      ----------------    -----------------

PROPERTY AND EQUIPMENT, at cost                                                               64.1                79.5
   Accumulated depreciation                                                                  (21.4)              (19.6)
                                                                                      ----------------    -----------------
                                                                                              42.7                59.9
                                                                                      ----------------    -----------------
DEFERRED TAXES                                                                                12.6                12.2
                                                                                      ----------------    -----------------

OTHER ASSETS:
Intangibles                                                                                   58.2                56.0
Investment in and advances to affiliates, at cost                                             39.6                36.7
Other                                                                                         11.3                14.0
                                                                                      ----------------    -----------------
                                                                                             109.1               106.7
                                                                                      ----------------    -----------------
                                                                                      $      459.8        $      452.1
                                                                                      ================    =================



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       APRIL 4, 1999 AND JANUARY 3, 1999
                      (in millions except per share data)
                                   UNAUDITED


                                                                                         April 4,          January 3,
                                                                                           1999               1999
                                                                                      ----------------    ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable and current portion of lease obligation                                 $        5.5        $        4.4
Accounts payable                                                                              41.4                39.7
Accrued payroll and related taxes                                                             66.4                70.0
Accrued expenses                                                                              54.4                53.6
                                                                                      ----------------    ---------------
                                                                                             167.7               167.7
                                                                                      ----------------    ---------------

RESERVES FOR LOSSES of casualty reinsurance subsidiary                                        52.5                50.8
                                                                                      ----------------    ---------------

LONG-TERM DEBT                                                                                 6.8                 3.4
                                                                                      ----------------    ---------------

DEFERRED REVENUE                                                                              16.5                16.7
                                                                                      ----------------    ---------------

OTHER                                                                                         17.4                16.7
                                                                                      ----------------    ---------------

MINORITY INTEREST                                                                             47.3                47.6
                                                                                      ----------------    ---------------

SHAREHOLDERS' EQUITY:
Preferred stock, 10 million shares authorized
Common stock, $.10 par value, 50 million shares authorized:
Series A common stock, 3.9 million issued and outstanding                                       .4                  .4
Series B common stock, 11.1 million issued and outstanding                                     1.1                 1.1
Additional paid-in capital                                                                   125.3               125.5
Retained earnings                                                                             35.4                32.5
Accumulated other comprehensive income (loss)                                                 (7.5)               (7.3)
Treasury stock at cost, 0.2 million shares of Series B shares                                 (3.1)               (3.0)
                                                                                      ----------------    ---------------
                                                                                             151.6               149.2
                                                                                      ----------------    ---------------
                                                                                      $      459.8        $      452.1
                                                                                      ================    ===============



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1999 AND MARCH 29, 1998
                                 (In millions)
                                   UNAUDITED


                                                                                              1999                1998
                                                                                        ----------------  ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net Income (loss)                                                                       $        4.0      $         (4.1)
Adjustments -
   Cumulative effect of accounting change                                                         --                 6.6
   Depreciation expense                                                                          2.4                 1.8
   Amortization expense                                                                          2.8                 2.3
   Provision for bad debts                                                                       0.1                 0.5
   Equity income, net of dividends                                                              (2.6)               (1.0)
   Minority interests in net income                                                              4.1                 2.7
   Other                                                                                        (0.4)                0.8
(Increase) decrease in assets:
   Accounts receivable                                                                           1.3                (9.1)
   Inventories                                                                                  (3.2)               (3.3)
   Prepaid expenses                                                                             (3.7)               (0.5)
   Other current assets                                                                         (3.7)               (3.4)
   Deferred taxes                                                                               (0.9)                0.3
   Other                                                                                        (1.9)                0.2
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                                         5.2                 1.9
   Accrued payroll and related taxes                                                            (3.5)                6.2
   Reserve for losses of casualty reinsurance subsidiary                                         1.7                (0.3)
   Deferred revenue                                                                             (0.2)                 --
   Other                                                                                         0.7                (0.4)
                                                                                        ----------------  ---------------
   Net Cash Provided by Operating Activities                                            $        2.2      $          1.2
                                                                                        ----------------  ---------------





See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1999 AND MARCH 29, 1998
                                 (in millions)
                                   UNAUDITED
                                  (Continued)


                                                                                              1999              1998
                                                                                        ----------------  ---------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Net proceeds from sale of prison facilities to CPV (note 8)                           $       22.3      $          --
  Investment in and advances to affiliates and joint ventures                                     --                0.7
  Capital expenditures                                                                          (7.5)              (2.7)
  Sales of marketable securities                                                                 4.7                3.0
  Purchases of marketable securities                                                            (8.9)             (18.2)
  Non-current assets                                                                             1.4               (2.6)
                                                                                        ----------------  ---------------
Net Cash Provided By (Used In) Investing Activities                                             12.0              (19.8)
                                                                                        ----------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                        0.7                0.1
  Net proceeds from exercise of stock options of subsidiary                                      0.2                1.0
  Proceeds from sales (payments for repurchases) of accounts receivable                        (15.0)              17.0
  Proceeds from issuance of debt                                                                47.6               74.5
  Payments on debt                                                                             (46.2)             (86.9)
  Dividends paid                                                                                (2.2)              (2.1)
  Purchase of treasury stock of subsidiary                                                      (4.3)                --
                                                                                        ----------------  ---------------
Net Cash Provided By (Used In) Financing Activities                                            (19.2)               3.6
                                                                                        ----------------  ---------------
Effect of Exchange Rate Changes on Cash                                                          0.2                 --

Net increase (decrease) in Cash and Cash Equivalents                                            (4.8)             (15.0)
Cash and Cash Equivalents, beginning of period                                                  43.5               45.2
                                                                                        ----------------  ---------------
Cash and Cash Equivalents, end of period                                                $       38.7      $        30.2
                                                                                        ================  ===============

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest                                                                                $        1.1      $         0.5
Income taxes                                                                                     1.4                0.1


Non-cash financing and investing activities:
   Impact on equity from tax benefit related to the exercise of options
    issued under the Company's non-qualified stock option plan                          $        1.6      $         2.0





See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC." The results for the thirteen weeks ended April 4, 1999 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999. Certain prior year amounts have been reclassified to conform to current year presentation. During 1998, the Company adopted SOP 98-5, "Accounting for Costs of Start-Up Activities," effective December 29, 1997. The adoption required restatement of the previously issued financial statement for the period ended March 29, 1998

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of affiliates approximated $16.8 million and $14.0 million at April 4, 1999 and January 3 1999, respectively, and is included in "Investment in and advances to affiliates" in the accompanying consolidated balance sheets. The following is a summary of condensed unaudited financial information pertaining to affiliates (dollars in millions):


                                                                               April 4,          January 3,
                                                                                1999                1999
                                                                          -----------------   ------------------
Balance sheet items:
     Current assets                                                       $       106.3       $         95.4
     Non-current assets                                                            59.3                 49.1
     Current liabilities                                                           71.2                 63.4
     Non-current liabilities                                                       27.7                 33.3
     Minority interest liability                                                    5.2                  6.5


                                                                               April 4,            Mar. 29,
                                                                                1999                 1998
                                                                          -----------------   ------------------
Income statement items for the thirteen weeks ended:
     Revenues                                                             $       162.9       $        50.1
     Operating income                                                               9.9                 3.4
     Net income before taxes                                                        8.4                 2.6



3.  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in millions):


                                                                                      Thirteen weeks ended
                                                                            -----------------------------------------
                                                                                  April 4,              March 29,
                                                                                   1999                  1998
                                                                            ------------------    -------------------
Net income                                                                  $          4.0        $         2.5
Foreign currency translation adjustments, net of income tax
    benefits of $0.1 million for 1999 and 1998                                        (0.2)                (0.1)
                                                                            ------------------    -------------------
Comprehensive income                                                        $          3.8        $         2.4
                                                                            ==================    ===================


4.  INTANGIBLES

Intangibles at April 4, 1999 and January 3, 1999 consisted of the following (dollars in millions):

                                            1999                    1998
                                            -----                  -----
Goodwill                                    $47.6                  $45.2
Contract value                               15.6                   15.6
Other                                         3.4                    3.2
                                            -----                  -----
                                             66.6                   64.0
Accumulated amortization                     (8.4)                  (8.0)
                                            -----                  -----
                                            $58.2                  $56.0
                                            =====                  =====

5. INCOME TAXES

The combined Federal and state effective income tax rate was 39.7% for the first thirteen weeks of 1999 and 41.7% for the first thirteen weeks of 1998. The lower effective rate in the first thirteen weeks of 1999 was due to increases in tax exempt income on government securities. In addition, the statutory Federal income tax rate applicable to the Company increased to 35% from 34% in 1998, requiring a revaluation of deferred taxes.

6.  LONG TERM DEBT

Long-term debt consists of the following (dollars in millions):

                                                                      April 4,        January 3,
                                                                        1999             1999
                                                                      --------        ----------
Revolving loan - 5.3% in and 5.4%, respectively                       $ 4.9             $ 1.8
Lease obligation payable in installments through 2004
  at a weighted average rate of 4.5%                                    1.7               1.8
Other debt principally related to Wackenhut Corrections
  and international subsidiaries                                        5.7               4.2
                                                                      -----             -----
Total                                                                  12.3               7.8
Less current portion                                                   (5.5)             (4.4)
                                                                      =====             =====
Total                                                                 $ 6.8             $ 3.4
                                                                      =====             =====



In December 1997, the Company entered into a three-year agreement to sell, on an ongoing basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $60 million. In February 1999, the Company amended the agreement to increase the eligible receivables to a maximum of $75 million. The costs associated with this program are based upon the purchasers' level of investment and the cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest expense" in the consolidated statement of income. There were $38 million and $53 million accounts receivable sold under this agreement at April 4, 1999, and January 3, 1999, respectively.

As of April 4, 1999, the total amount available to the Company from its revolving credit and accounts receivable securitization facility was $43.6 million.

The Company has a demand operating line of credit with a Canadian bank with a maximum borrowing amount of $2.1 million. The Company had short-term borrowings under this line of credit of $1.3 and $1.0 million at April 4, 1999, and January 3, 1999, respectively, for working capital purposes, bearing interest at the bank's prime lending rate of 6.8%. The Company had outstanding notes payables and operating lines of credit of $3.4 million and $2.9 million at April 4, 1999, and January 3, 1999, respectively, to meet working capital needs of its international subsidiary.

The long-term portion of the capital lease obligation maturing during each of the four years after 1999 is $0.8 million, $0.4 million, $0.5 million and $0.1 million, respectively. All other long-term debt matures in 2000.

7.  EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighed average number of shares of potential dilutive common stock (in millions except for per share amounts).

                                         April 4, 1999        March 29, 1998
                                         -------------        --------------
Basic
Net Income (Loss)                          $    4.0              $   (4.1)
                                           --------              --------
Weighted average common
     shares outstanding                        14.9                  14.9
                                           --------              --------
Basic earnings per share                   $   0.27              $  (0.27)
                                           --------              --------
Diluted
Net Income (loss)                          $    4.0              $   (4.1)
                                           --------              --------
Weighted average common
     shares outstanding                        14.9                  14.9
Assumed exercise of stock
     options, net of common
     shares assumed repurchased
     with the proceeds                          0.2                   0.3
                                           --------              --------
Adjusted weighted average
     Common shares outstanding                 15.1                  15.2
                                           --------              --------
Diluted earnings (loss) per share          $   0.26              $  (0.28)
                                           ========              ========



Options to purchase 285,000 shares of common stock at April 14, 1999, and none at March 29, 1998, were excluded from the diluted earnings (loss) per share calculation as their impact would have been antidilutive.

8.  SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

In January 1999, WHC sold to Correctional Properties Trust ("CPV") one facility and its right to acquire one facility for $66.1 million resulting in net proceeds to WHC of $22.3 million. Simultaneous with these purchases, WHC entered into ten-year operating leases of the facilities from CPV. These properties require initial annual lease payments of $6.3 million and include annual increases for changes in the consumer price index with minimum increases of 3% for each of the following two years.

9.  TREASURY STOCK

The Board of Directors of the Company and of Wackenhut Corrections authorized the repurchase, at the discretion of each company's senior management, of up to
0.5 million shares of Series B common stock and 0.5 million shares of Wackenhut Corrections common stock, respectively. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. Wackenhut Corrections' repurchases of shares of common stock are recorded as a reduction to additional paid-in capital and minority interest. As of January 3, 1999, the Company had bought back 196,400 shares of the Company's Series B common stock at an average price of $15.48 per share, and Wackenhut Corrections purchased 453,500 shares of Wackenhut Corrections common stock at an average price of $19.52 per share. In February 1999, the Board of Directors of Wackenhut Corrections authorized, in addition to that previously authorized, the repurchase of up to 0.5 million shares of its common stock. As of April 4, 1999, WHC had repurchased an additional 199,500 shares of its common stock at an average price of $21.54 per share.

10. BUSINESS SEGMENTS

The Company's principal segments are grouped based on similarity of business services provided and the type of customer for which these services are offered. These services consist of security services, correctional services and flexible staffing services. The Company is a major provider of business services including security-related and other support services to business and government, a leading developer and manager of privatized correctional and detention facilities, and a provider of employee leasing and temporary staffing. Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation. Direct general and administrative expenses are allocated based on usage.


                                                       Thirteen Weeks Ended
                                                 ------------------------------
(dollars in millions)                            April 4, 1999    March 29,1998
                                                 -------------    -------------
Revenues:
     Security services                             $  250.7          $  222.8
     Correctional services                             97.4              71.3
     Staffing services                                152.0             104.5
                                                   --------          --------
Total Revenues                                        500.1             398.6
                                                   ========          ========

Operating Income:
     Security services                             $    5.8          $    4.9
     Correctional services                              6.5               5.0
     Staffing services                                  0.6               0.3
     Unallocated corporate expenses                    (5.0)             (4.3)
                                                   --------          --------
Total operating income                             $    7.9          $    5.9
                                                   ========          ========

Equity Income of Affiliates, net of taxes:
     Security services                             $    1.0          $    0.4
     Correctional services                              0.7               0.2
                                                   ========          ========
Total equity income                                $    1.7          $    0.6
                                                   ========          ========
Capital Expenditures:
     Security services                             $    0.7          $    1.2
     Correctional services                              6.4               1.1
     Staffing services                                  0.3               0.3
     Unallocated corporate expenditures                 0.1               0.1
                                                   --------          --------
Total capital expenditures                         $    7.5          $    2.7
                                                   ========          ========
Depreciation and Amortization:
     Security services                             $    3.0          $    2.7
     Correctional services                              1.3               1.0
     Staffing services                                  0.5               0.3
     Unallocated corporate expenses                     0.4               0.1
                                                   ========          ========
Total expenses                                     $    5.2          $    4.1
                                                   ========          ========


                                                 APRIL 4, 1999   January 3, 1999
                                                 -------------   ---------------
Identifiable Assets:
     Security services                             $  223.4          $  220.4
     Correctional services                            158.1             149.7
     Staffing services                                 65.5              62.6
     Unallocated corporate assets                      12.8              19.4
                                                   ========          ========
Total identifiable assets                          $  459.8          $  452.1
                                                   ========          ========

DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues in 1998 or in the first quarter of 1999. Minority interest in consolidated foreign subsidiaries has been reflected, net of applicable income taxes, in the accompanying financial statements. The Company carries its investment in affiliates (20% to 50% owned) under the equity method. U.S. income taxes, which would be payable upon remittance of affiliates' earnings to the Company, are provided currently. Long-lived assets consist of property, plant and equipment. A summary of domestic and international operations is shown below:



(dollars in millions)                                         THIRTEEN WEEKS ENDED
                                                     ---------------------------------------
                                                     APRIL 4, 1999             MARCH 29,1998
                                                     -------------             -------------
Revenues:
     Domestic operations                                $445.8                    $350.2
     International operations                             54.3                      48.4
                                                        ======                    ======
Total Revenues                                          $500.1                    $398.6
                                                        ======                    ======
Operating Income:
     Domestic operations                                $  5.9                    $  5.1
     International operations                              2.0                        .8
                                                        ------                    ------
Total operating income                                  $  7.9                    $  5.9
                                                        ======                    ======

Equity Income of Affiliates, net of taxes:
     Domestic operations                                $  0.5                    $   --
     International operations                              1.2                       0.6
                                                        ------                    ------
Total equity income                                     $  1.7                    $  0.6
                                                        ======                    ======

Capital Expenditures:
     Domestic operations                                $  7.0                    $  2.3
     International operations                              0.5                       0.4
                                                        ======                    ======
Total capital expenditures                              $  7.5                    $  2.7
                                                        ======                    ======

Depreciation and Amortization:
     Domestic operations                                $  3.9                    $  2.9
     International operations                              1.3                       1.2
                                                        ------                    ------
Total expenses                                          $  5.2                    $  4.1
                                                        ======                    ======

Long-lived Assets:                                   April 4, 1999           January 3, 1999
                                                     -------------           ---------------
     Domestic operations                                $ 28.8                    $ 50.2
     International operations                             13.9                       9.7
                                                        ======                    ======
Total long-lived assets                                 $ 42.7                    $ 59.9
                                                        ======                    ======




12. SUBSEQUENT EVENTS

On May 6, 1999, the Board of Directors discontinued the Company's quarterly distribution of dividends in order to optimize its growth opportunities. From April 5, 1999 through May 14, 1999, WHC purchased 100,000 shares of its common stock at an average price of $18.34.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Wackenhut Corporation and its subsidiaries (the "Company") is a leading outsourcer of diversified services to business and government. The Company focuses strategically on three major businesses worldwide - security related and other operational support services, developer and manager of privatized correctional and detention facilities, and flexible staffing. The security-related services businesses have expanded into a range of support services to include security operations, facility management, fire and emergency medical services and food service to private and publicly managed correctional facilities. The Security Services business is organized into two major business segments: North American Operations and International Operations. The Company, through its 55% owned public subsidiary, Wackenhut Corrections Corporation (NYSE: WHC) designs, constructs, finances, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. During the past three years, the Company has established a national presence in the flexible staffing business which includes: personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services.

FINANCIAL CONDITION

Reference is made to pages 24 through 29 of the Company's Annual Report to Shareholders, filed as Exhibit 13.0 with the Company's Annual Report Form 10-K for the fiscal year ended January 3, 1999, for further discussion and analysis of information pertaining to the Company's financial condition.

LIQUIDITY

Cash and cash equivalents at April 4, 1999 of $38.7 million decreased $4.8 million from January 3, 1999. Cash provided by operating activities amounted to $2.2 million in the first quarter 1999, versus $1.2 million in the first quarter 1998. Cash provided by operating activities amounted to $12.0 in the first quarter 1999 versus cash used in operating activities of $19.8 million for the same period in the last year, primarily reflecting proceeds from the sale of prison facilities to Correctional Properties Trust ("CPV"). Cash used in financing activities in the first quarter 1999 amounted to $19.2, reflecting primarily $15.0 million payments for repurchases of accounts receivable and $4.3 million for treasury stock purchases made by WHC. As of April 4, 1999, the total amount available to the Company from its revolving credit and accounts receivable securitization facility was $43.6 million.

In January 1999, WHC sold to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust, two additional facilities for $66.1 million resulting in net proceeds to WHC of $22.3 million. In connection with this sale, WHC entered into a ten-year lease with CPV.

As of April 4, 1999, approximately $66.9 million of WHC's $220.0 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities and international investments. In addition, Wackenhut Corrections is exposed to market risks arising from changes in interest rates with respect to a $220.0 million operating lease facility.

Management continues to monitor the operations of several international subsidiaries and affiliates in countries affected by the current economic and financial crises. The losses attributable to operations in those countries and related foreign exchange fluctuations did not significantly affect the consolidated results of operations for fiscal 1998. In addition, barring a further deterioration of the international markets, management does not believe that the consolidated results of operations will be significantly affected by these events in fiscal 1999.*

YEAR 2000 READINESS DISCLOSURE

Management continued its review of the installation of new information systems hardware and software and determined that the installation is on schedule for completion before the Year 2000. Other systems, including embedded technology, such as security systems, are also being reviewed.

The Year 2000 issue is the result of shortcomings in many electronic data processing systems and other equipment that make operations beyond the year 1999 troublesome. The internal clocks in computers and other equipment will roll over from "12/31/99" to "01/01/00" and programs and hardware, if not corrected, will be unable to distinguish between the year 2000 and the year 1900. This may result in processing data inaccurately or in stopping data processing altogether.

There are five phases that describe the Company's process of becoming Year 2000 compliant. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. Based on current information, both of these phases have been completed. The Company is at various stages in the three remaining phases: renovation, validation and implementation. Renovation is the design of the systems to be Year 2000 compliant. Validation is testing the systems followed by implementation.

Implementation of the Company's Year 2000 compliant financial information systems has begun and is scheduled for complete implementation in third quarter 1999. Implementation of all other major Year 2000 compliant information systems is scheduled for completion by the end of the third quarter 1999.*

         The Company has incurred and will continue to incur expenses related to Year 2000 compliance. These costs include time and effort of internal staff and consultants for renovation, validation and implementation, and computer enhancements and/or replacements. The total costs to be expensed for achieving Year 2000 compliance is funded from working capital and monitored by each business unit. Systems identified are not considered applicable to the corporate core financial products. In the first quarter of 1999, $58,000 was spent on completing Year 2000 information systems compliance. To complete Year 2000 information systems compliance, the Company estimates an additional $767,000 will be expensed.*

         These costs for Year 2000 compliance exclude the Company's total costs estimated to be incurred in previously planned new systems. Estimated costs of implementing these new systems is $19.1 million with cost incurred through December 1998 totaling $12.4 million, of which $9.1 million was capitalized and $3.3 million expensed.* Through the first quarter 1999, an additional $1.5 million has been incurred with $1.2 million capitalized and $0.3 million expensed. To complete these new systems, the Company estimates $5.2 million will be incurred of which $3.3 million will be capitalized and amortized and $1.9 million will be expensed.* Deferral of other projects that would have a material effect on operations has not been required, nor anticipated, as a result of the Company's Year 2000 efforts.*

Management is reviewing the state of Year 2000 readiness for third parties with whom the Company shares a material relationship, such as banks and vendors used by the Company. Inquiries have been and continue to be made to these third parties requesting written verification as to their Year 2000 status. Vendors who cannot indicate such compliance risk the possibility of being replaced. At this time, the Company is unaware of any third party Year 2000 issues that would materially effect these relationships.*

The Company is developing a contingency plan and expects to substantially complete it by the end of the third quarter 1999.* The components of this plan include providing paper updates to the contract management, payroll and human resources systems. These updates could be sent to corporate personnel for processing directly into the Company's new information systems. These systems will be certified Year 2000 compliant and could be updated either remotely by field sites or by corporate personnel.*

The Company expects to be Year 2000 compliant in 1999 for all major systems. In the most likely worst case, remote Company site telecommunication providers would not be able to provide frame relay services to allow access to the Company's computers. In the event this were to occur, all payroll and billing would be performed under normal conditions with the exception that field updates would be performed by corporate personnel.*

The Company is also assessing the risks and full impact on operations should the most reasonably likely worst case year 2000 scenario occur. In conjunction with this assessment, the Company is developing contingency plans and expects to complete them by the end of the third quarter 1999.*

FORWARD-LOOKING STATEMENTS: Management's discussion and analysis of financial condition and results of operations and Market Risk and Year 2000 Readiness Disclosure and the May 7, 1999 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variation of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future factors include: increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes, including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations and other future factors.

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations by its organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):



                                                                                Thirteen weeks ended
                                                               ------------------------  -----------------------------
                                                                    April 4, 1999               March 29, 1998
                                                               ------------------------  -----------------------------
                                                                   $            %                $              %
                                                               -----------  -----------  ------------------ ----------
REVENUES [a]
  Security Services:
    North American Operations                                       214.2       42.8                191.8       48.1
    International Operations                                         36.5        7.3                 31.0        7.8
                                                               -----------  -----------  ------------------ ----------
                                                                    250.7       50.1                222.8       55.9

  Correctional Services                                              97.4       19.5                 71.3       17.9
  Staffing Services                                                 152.0       30.4                104.5       26.2
                                                               -----------  -----------  ------------------ ----------
  Consolidated revenues                                             500.1      100.0                398.6      100.0
                                                               ===========  ===========  ================== ==========

OPERATING INCOME [b]
  Security Services:
    North America Operations                                          5.3        2.5                  4.8        2.5
    International Operations                                          0.5        1.4                  0.1        0.3
                                                               -----------  -----------  ------------------ ----------
                                                                      5.8        2.3                  4.9        2.2
  Correctional Services                                               6.5        6.7                  5.0        7.0
  Staffing Services                                                   0.6        0.4                  0.3        0.3
  Unallocated corporate expense                                      (5.0)      (1.0)                (4.3)      (1.1)
                                                               -----------  -----------  ------------------ ----------
  Consolidated operating income                                       7.9        1.6                  5.9        1.5
                                                               ===========  ===========  ================== ==========


----------------------

[a] Represents percent of total revenue.
[b] Represents percent of respective business-related revenues.

COMPARISON OF THIRTEEN WEEKS ENDED APRIL 4, 1999 AND
THIRTEEN WEEKS ENDED MARCH 29, 1998

REVENUES

Security Services

First quarter 1999 Security Services revenues increased $27.9 million, or 12.5%, to $250.7 million from $222.8 million in the first quarter of 1998. Revenues of the North American Operations increased $22.4 million, or 11.7%, to $214.2 million in the first quarter of 1999 from $191.8 million in the first quarter of 1998. There was an expansion of revenues from national accounts due to new contracts and increases in existing contracts. International Operations' revenues increased $5.5 million, or 17.7%, compared to $31.0 million in the first quarter of 1998. Increases in international security revenues are attributable to growth in Latin America and Africa.

Correctional Services

First quarter 1999 Correctional Services revenues increased $26.1 million, or 36.6%, to $97.4 million from $71.3 million in the comparable quarter last year. Approximately $23.6 million of the increase in revenues in the first quarter 1999 compared to the first quarter 1998 is principally attributable to a 30% increase in compensated resident days resulting from the opening of ten facilities in 1998 subsequent to the first quarter of 1998, and with the opening of two facilities in the first quarter 1999. The balance of the increase in revenues was attributable to facilities open during all of both periods. Compensated resident days increased to approximately 2,030,000 in the first quarter of 1999 from 1,562,000 in the first quarter of 1998. Occupancy increased to approximately 97.1% of capacity in facilities compared to 95.6% in the first quarter of 1998.

Staffing Services

Staffing Services first quarter 1999 revenues of $152.0 million, reflect the acquisition, in November 1998, of Sharp and Advantage Temporary Staffing Companies and were 46% above last year revenues of $104.5 million. Leased employees grew organically to approximately 27,000 at the end of the first quarter of 1999 from 20,000 at the end of the first quarter of 1998. Temporary placement hours grew 81% to approximately 808,000 during the first quarter of 1999 from approximately 446,000 during the first quarter of 1998, which includes approximately 409,000 hours from Sharp.

OPERATING INCOME

First quarter 1999 consolidated operating income increased $2.0 million, or 33.9%, to $7.9 million from $5.9 million in the first quarter of 1998. The operating margin for the first quarter of 1999 increased slightly to 1.6% as compared to 1.5% for the comparable first quarter of 1998.

SECURITY SERVICES

The operating income of the security services business increased $0.9 million, or 18.4%, to $5.8 million in the first quarter of 1999 from $4.9 million for the comparable quarter last year. North American Operations' operating income increased $0.5 million, or 10.4%, to $5.3 million in the first quarter of 1999 from $4.8 million in the first quarter of 1998. The increase in operating income of the North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations as a percentage of revenues remained at 2.5% in the first quarter of 1999 compared to the same percentage in the first quarter of 1998. International Operations' operating income increased $0.4 million to $0.5 million in the first quarter 1999 from $0.1 million in the first quarter 1998, and is primarily attributable to improved margins in Latin America.

CORRECTIONAL SERVICES

First quarter 1999 operating income increased $1.5 million, or 30%, to $6.5 million from $5.0 million in the comparable period in 1998. As a percentage of revenue, operating income decreased to 6.7% in the first quarter of 1999 from 7.0% in the first quarter of 1998. This decrease is due to additional lease payments resulting from the sale of correctional facilities to CPV after the first quarter of 1998, offset by leveraging of overhead.

STAFFING SERVICES

The operating profit of Staffing Services was $0.6 million in the first quarter of 1999, as compared to $0.3 million for the first quarter of 1998. This increase is principally attributable to revenue growth and improved margins in employee leasing operations.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate general and administrative expenses increased 16.3% to $5.0 million in the first quarter of 1999 from $4.3 million in the first quarter of 1998. The increases over the prior year reflect the continuing increase in information technology costs related to the rollout of new enterprisewide systems and other administrative departments. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 1.0% of revenues in the first quarter of 1999 from 1.1% of revenues in the first quarter of 1998.

OTHER INCOME/EXPENSE

The Company incurred other expense of $0.1 million in the first quarter of 1999 compared to other income of $0.1 million in the first quarter of 1998. Investment income increased $0.4 million to $1.1 million in the first quarter of 1999 from $0.7 million in the first quarter of 1998. This increase is primarily attributable to WHC's investment of proceeds from sales to CPV. Interest expense increased $0.6 million to $1.2 million in the first quarter of 1999 from $0.6 million in the first quarter of 1998. This increase is primarily attributable to increased interest expense related to the increase in the revolving loan balance and receivables securitized.

INCOME BEFORE INCOME TAXES

First quarter 1999 income before taxes increased $1.8 million, or 30%, to $7.8 million from $6.0 million in the first quarter of 1998.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $13.1 million, or 2.6% of revenues for the first quarter of 1999, which was an increase of $3.1 million, or 31.0%, over the $10.0 million, or 2.5% of revenues, EBITDA in the first quarter of 1998. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 39.7% for the first thirteen weeks of 1999 and 41.7% for the first thirteen weeks of 1998. The lower effective rate in the first thirteen weeks of 1999 was due to increases in tax exempt income on government securities. In addition, the statutory Federal income tax rate applicable to the Company increased to 35% from 34% in 1998, requiring a revaluation of deferred taxes.

MINORITY INTEREST

Minority interest (net of income taxes) increased $0.8 million to $2.4 million in the first quarter of 1999 from $1.6 million in the first quarter of 1998, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) increased $1.1 million to $1.7 million in the first quarter of 1999 from $0.6 million in the first quarter of 1998. Of the $1.1 million increase, $0.5 million relates to a new joint venture of the North American Operations referred to as Space Gateway Support, a joint venture with two other partners. WHC's improved operational performance on investments in overseas projects, the effects of a full quarter's operational results for a U.K. prison, and the opening of another
U.K. prison in March 1999, account for $0.4 million of the $1.1 million increase.

Income Before Cumulative Effect of Change in Accounting Principle

Income before the cumulative effect of change in accounting principle increased $1.5 million, to $4.0 million in the first quarter of 1999 compared to $2.5 million in the first quarter of 1998. Diluted earnings per share before the cumulative effect of change in accounting principle was $0.26 in the first quarter 1999, compared to $0.16 for the same period in 1998.

Cumulative Effect of Change in Accounting Principle

In fiscal 1998, the Company adopted SOP 98-5. The adoption of SOP 98-5 resulted in a one-time charge of $6.6 million, net of income taxes, and after deducting the portion applicable to minority shareholders of Wackenhut Corrections Corporation. On a diluted basis, the cumulative effect of the change in accounting principle was a loss of $0.44 per share.

Net Income

Net income was $4.0 million for the first quarter 1999, or $0.27 basic earnings per share, as compared to a loss of $4.1 million, or a loss of $0.27 basic earnings per share for the same period in 1998. Earnings per share on a diluted basis was $0.26 in the first quarter 1999 compared to a loss of $0.28 per share for the same period in 1998.

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

(b).  Reports on Form 8-K

The Company did not file a Form 8-K during the first quarter of 1999.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirteen weeks ended April 4, 1999 to be signed on its behalf by the undersigned hereunto duly authorized.





                                             THE WACKENHUT CORPORATION



DATE: May 19, 1999                           /s/  Philip L. Maslowe
                                             ----------------------------------
                                                  Philip L. Maslowe,
                                                  SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER