Form 10-Q/A
period 1999-04-04
WACKENHUT CORP
filed 1999-05-20
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     _____

                                  FORM 10-Q/A

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

(a).  Exhibits -

Exhibit 27 - Restated Financial Data Schedule (for SEC use only)

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





                                             THE WACKENHUT CORPORATION



DATE: May 20, 1999                           /s/  Philip L. Maslowe
                                             ----------------------------------
                                                  Philip L. Maslowe,
                                                  SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER