Form 10-Q
period 1999-07-04
WACKENHUT CORP
filed 1999-08-17
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended July 4, 1999

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

                                     Yes [X] No [ ]

At August 13, 1999, 3,855,582 shares of Series A were issued and outstanding and 11,307,516 shares of Series B of the registrant's Common Stock were outstanding after deducting 201,492 shares held in treasury.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended July 4, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2000.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED
                         JULY 4, 1999 and JUNE 28, 1998
                       (In millions except per share data)
                                    UNAUDITED

                                                                 Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                               ------------------------      ------------------------
                                                                 1999           1998            1999           1998
                                                               ---------      ---------      ---------      ---------
REVENUES                                                       $   530.3      $   416.7      $ 1,030.4      $   815.3
                                                               ---------      ---------      ---------      ---------

OPERATING EXPENSES:
Payroll and related taxes                                          424.7          325.2          813.5          639.3
Other operating expenses                                            90.9           78.2          189.1          152.7
Depreciation expense                                                 2.5            2.1            4.9            3.9
Amortization expense                                                 3.2            2.4            6.0            4.7
                                                               ---------      ---------      ---------      ---------
                                                                   521.3          407.9        1,013.5          800.6
                                                               ---------      ---------      ---------      ---------

OPERATING INCOME                                                     9.0            8.8           16.9           14.7
                                                               ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
Interest and investment income                                       1.5            1.1            2.6            1.8
Interest expense                                                    (1.4)          (0.8)          (2.6)          (1.3)
                                                               ---------      ---------      ---------      ---------
                                                                     0.1            0.3            0.0            0.5
                                                               ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                                           9.1            9.1           16.9           15.2

Provision for income taxes                                          (3.6)          (3.6)          (6.7)          (6.1)
Minority interest, net of income taxes                              (2.6)          (2.3)          (5.0)          (4.0)
Equity income of affiliates, net of
   Income taxes of $1.2, $0.6, $2.4 and $0.4                         1.8            0.8            3.5            1.4
                                                               ---------      ---------      ---------      ---------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           4.7            4.0            8.7            6.5
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                          --             --             --           (6.6)
                                                               ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                              $     4.7      $     4.0      $     8.7      $    (0.1)
                                                               =========      =========      =========      =========
Earning  per share - basic
   Income before cumulative effect of change in accounting
     principle                                                 $    0.31      $    0.27      $    0.58      $    0.44
   Cumulative effect of change in accounting principle                --             --             --          (0.44)
                                                               ---------      ---------      ---------      ---------
   Net Income                                                  $    0.31      $    0.27      $    0.58      $      --
                                                               =========      =========      =========      =========

Earning (loss) per share - diluted
   Income before cumulative effect of change in accounting     $    0.30      $    0.26      $    0.57      $    0.42
     principle
   Cumulative effect of change in accounting principle                --             --             --          (0.44)
                                                               ---------      ---------      ---------      ---------
   Net Income (loss)                                           $    0.30      $    0.26      $    0.57      $   (0.02)
                                                               =========      =========      =========      =========

Basic weighted average shares outstanding                           14.9           14.9           14.9           14.9
Diluted weighted average shares outstanding                         15.1           15.3           15.1           15.3




See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JULY 4, 1999 AND JANUARY 3, 1999
                                  (In millions)
                                    UNAUDITED

                                                                      July 4,    January 3,
                                                                       1999        1999
                                                                      -------    ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $ 64.6      $ 43.5
Accounts receivable, less allowance for doubtful accounts
   of $5.2 at July 4, 1999, and $4.7 at January 3, 1999 (note 6)       158.8       167.8
Inventories                                                             16.5        14.5
Deferred taxes                                                           7.9         7.4
Prepaids                                                                 8.7        10.2

Other                                                                   13.5        11.4
                                                                      ------      ------
                                                                       270.0       254.8
                                                                      ------      ------


MARKETABLE SECURITIES of casualty reinsurance subsidiary                21.5        18.5
                                                                      ------      ------

PROPERTY AND EQUIPMENT, at cost                                         71.3        76.2
   Accumulated depreciation                                            (23.9)      (19.6)
                                                                      ------      ------
                                                                        47.4        56.6
                                                                      ------      ------

DEFERRED TAXES                                                          11.6        12.2
                                                                      ------      ------
OTHER ASSETS:
Intangibles                                                             58.0        56.0
Investment in and advances to affiliates, at cost                       41.6        36.7
Other                                                                   12.6        14.0
                                                                      ------      ------
                                                                       112.2       106.7
                                                                      ------      ------

                                                                      $462.7      $448.8
                                                                      ======      ======




See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JULY 4, 1999 AND JANUARY 3, 1999
                                  (In millions)
                                    UNAUDITED

                                                                                   July 4,    January 3,
                                                                                    1999        1999
                                                                                   -------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                                      $  5.5      $  4.4
Accounts payable                                                                     35.6        36.4
Accrued payroll and related taxes                                                    76.7        70.0
Accrued expenses                                                                     46.6        53.6
                                                                                   ------      ------
                                                                                    164.4       164.4
                                                                                   ------      ------

RESERVES FOR LOSSES of casualty reinsurance subsidiary                               56.3        50.8
                                                                                   ------      ------

LONG-TERM DEBT                                                                        2.6         3.4
                                                                                   ------      ------

DEFERRED REVENUES                                                                    15.9        16.7
                                                                                   ------      ------

OTHER                                                                                18.3        16.7
                                                                                   ------      ------

MINORITY INTEREST                                                                    50.7        47.6
                                                                                   ------      ------
SHAREHOLDERS' EQUITY:
Preferred stock, 10 million shares authorized
Common stock, $.10 par value, 50 million shares authorized:
Series A common stock, 3.9 million issued and outstanding                             0.4         0.4
Series B common stock, 11.1 million issued and outstanding                            1.1         1.1
Additional paid-in capital                                                          124.8       125.5
Retained earnings                                                                    40.0        32.5
Accumulated other comprehensive income (loss)                                        (8.6)       (7.3)
Treasury stock at cost, 0.2 million shares of Series B shares                        (3.1)       (3.0)
                                                                                   ------      ------
                                                                                    154.6       149.2
                                                                                   ------      ------

                                                                                   $462.7      $448.8
                                                                                   ======      ======


See notes to unaudited consolidated financial statements

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JULY 4, 1999 AND JUNE 28, 1998
                                 (In millions)
                                    UNAUDITED


                                                                   1999       1998
                                                                  -----      -----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net Income (loss)                                                 $ 8.7      $(0.1)
Adjustments -
   Cumulative effect of change in accounting change principle        --        6.6
   Depreciation expense                                             4.9        3.9
   Amortization expense                                             2.1        1.6
   Uniform amortization                                             3.9        3.1
   Provision for bad debts                                          0.5        1.0
   Equity income, net of dividends                                 (4.5)      (2.3)
   Minority interests in net income                                 8.4        6.6
   Other                                                            0.7       (0.7)
(Increase) decrease in assets:
   Accounts receivable                                             (6.0)     (13.4)
   Inventories                                                     (6.0)      (5.2)
   Prepaid expense                                                  1.5       (8.5)
   Other current assets                                            (2.1)      (2.5)
   Deferred taxes                                                   0.4       (8.1)
   Other                                                           (3.9)      (0.7)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                           (8.1)       9.3
   Accrued payroll and related taxes                                6.7        5.3
   Reserve for losses of casualty reinsurance subsidiary            5.4        0.8
   Deferred revenue                                                (0.8)        --
   Other                                                            1.6       (0.4)
                                                                  -----      -----
Net Cash Provided by (Used In) Operating Activities               $13.4      $(3.7)
                                                                  -----      -----





See notes to unaudited consolidated financial statements.

                            THE WACKENHUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1999 AND JUNE 28, 1998
                                  (In millions)
                                    UNAUDITED
                                   (Continued)


                                                                    1999        1998
                                                                   ------      ------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

   Net proceeds from sale of prison facilities to CPV (note 8)     $ 22.3      $ 42.2
   Investment in and advances to affiliates and joint ventures       (0.8)       (0.8)
   Capital expenditures                                             (18.0)       (5.2)
   Sales of marketable securities                                     6.0         3.7
   Purchases of marketable securities                                (9.9)      (19.6)
   Non-current assets                                                 1.2        (4.3)
                                                                   ------      ------
Net Cash Provided by Investing Activities                             0.8        16.0
                                                                   ------      ------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                            0.9         0.9
   Net proceeds from exercise of stock options of subsidiary          0.2         1.2
   Proceeds from issuance of debt                                   146.7       132.8
   Payments on debt                                                (146.4)     (144.3)
   Purchase of treasury stock by subsidiary                          (6.1)
   Proceeds from sales of accounts receivable                        14.5        18.0
   Dividends paid                                                    (2.2)       (2.2)
                                                                   ------      ------
Net Cash Provided By Financing Activities                             7.6         6.4
                                                                   ------      ------

Effect of Exchange Rate Changes on Cash                              (0.7)       (1.5)
                                                                   ------      ------
Net increase in Cash and Cash Equivalents                            21.1        17.2
Cash and Cash Equivalents, at beginning of period                    43.5        45.2
                                                                   ------      ------
Cash and Cash Equivalents, at end of period                        $ 64.6      $ 62.4
                                                                   ======      ======
SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
Interest                                                           $  2.4      $  1.4
Income taxes                                                       $  4.6      $  1.2



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The results for the twenty-six weeks ended July 4, 1999 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. Certain prior year amounts have been reclassified to conform with current year presentation. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC."

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of foreign affiliates approximated $18.2 million and $14.0 million at July 4, 1999 and January 3, 1999, respectively, and is included in "Investment in and advances to foreign affiliates" in the accompanying consolidated balance sheets. The following is a summary of condensed unaudited financial information pertaining to foreign affiliates (dollars in millions):

                                                                                        July 4,    January 3,
                                                                                          1999        1999
                                                                                        -------    ----------
         Balance sheet items:
              Current assets                                                            $ 118.4     $  95.4
              Non-current assets                                                           63.7        49.1
              Current liabilities                                                          91.2        63.4
              Non-current liabilities                                                      31.5        33.3
              Minority interest liability                                                   0.5         6.5


                                                                                        July 4,     June 28,
         Income statement items for the twenty-six weeks ended:                          1999         1998
                                                                                        -------     -------
              Revenues                                                                  $ 298.5     $ 107.3
              Operating income                                                             18.3         8.2
              Net income before taxes                                                      15.0         6.5


3. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", effective January 3, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in millions):

                                                                         Twenty-six weeks ended
                                                                         ----------------------
                                                                          July 4,      June 28,
                                                                           1999          1998
                                                                         --------      --------
         Net income (loss)                                               $    8.7      $   (0.1)
         Unrealized loss on marketable securities, net of income tax
          benefits of $0.4 for 1999 and none for 1998                        (0.6)           --
         Foreign currency translation adjustments, net of income tax
          benefits of $0.5 and $1.0 for 1999 and 1998                        (0.7)         (1.5)
                                                                         --------      --------
         Comprehensive income (loss)                                     $    7.4      $   (1.6)
                                                                         ========      ========


4.       INTANGIBLES

Intangibles at July 4, 1999 and January 3, 1999 consisted of the following (dollars in millions):

                                        1999          1998
                                      --------      --------
         Goodwill                     $   47.7      $   45.2
         Contract value                   15.6          15.6
         Other                             4.0           3.2
                                      --------      --------
                                          67.3          64.0
         Accumulated amortization         (9.3)         (8.0)
                                      --------      --------
                                      $   58.0      $   56.0
                                      ========      ========


5. INCOME TAXES

The combined Federal and state effective income tax rate was 39.7% for the first twenty-six weeks of 1999 and 40.3% for the first twenty-six weeks of 1998. The lower effective rate in the first twenty-six weeks of 1999 was due to increases in tax exempt income on government securities.

6. LONG TERM DEBT

Long-term debt consists of the following (dollars in millions):

                                                                       July 4,         January 3,
                                                                        1999             1999
                                                                      --------         --------
         Revolving loan - 5.3% and 5.4%, respectively                 $    0.8         $    1.8
         Lease obligation payable in installments through 2004
          at a weighted average rate of 4.5%                               1.6              1.8
         Other                                                             5.7              4.2
                                                                      --------         --------
         Total                                                             8.1              7.8
         Less current portion                                             (5.5)            (4.4)
                                                                      --------         --------
         Total                                                             2.6              3.4
                                                                      ========         ========



In December 1997, the Company entered into a three-year agreement to sell, on an ongoing basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $60 million. In February 1999, the Company amended the agreement to increase the eligible receivables to a maximum of $75 million. The costs associated with this program are based upon the purchasers' level of investment and the cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest expense" in the consolidated statement of income. There were $67.5 million and $53.0 million accounts receivable sold under this agreement at July 4, 1999 and January 3, 1999, respectively.

As of July 4, 1999, the total amount available to the Company from its revolving credit and accounts receivable securitization facility was $43.7 million.

The Company has a demand operating line of credit with a Canadian bank with a maximum borrowing amount of $2.1 million. The Company has short-term borrowings under this line of credit of $2.0 and $1.0 million at July 4, 1999 and January 3, 1999, respectively, for working capital purposes, bearing interest at the bank's prime lending rate of 6.8%. The Company had outstanding notes payable and operating lines of credit of $3.8 million and $2.9 million at July 4, 1999 and January 3, 1999, respectively, to meet working capital needs of its international subsidiary.

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

                                                            THIRTEEN WEEKS ENDED
                                                      ------------------------------
                                                      July 4, 1999     June 28, 1998
                                                      ------------     -------------
Basic
Net Income                                              $    4.7         $    4.0
                                                        --------         --------
Weighted average common
  shares outstanding                                        14.9             14.9
                                                        --------         --------
Basic earnings per share                                $   0.31         $   0.27
                                                        --------         --------
Diluted
Net Income                                                   4.7              4.0
Effect of Wackenhut Corrections Stock Options               (0.1)            (0.1)
                                                        --------         --------
Net Income                                              $    4.6         $    3.9
                                                        --------         --------
Weighted average common
  shares outstanding                                        14.9             14.9
                                                        --------         --------
Assumed exercise of stock options, net of common
   Shares assumed repurchased
    with the proceeds                                        0.2              0.4
                                                        --------         --------
Adjusted weighted average
    Common shares outstanding                               15.1             15.3
                                                        --------         --------
Diluted earnings (loss) per share                       $   0.30         $   0.26





Options to purchase 315,000 shares of common stock at July 4, 1999, and 16,000 at June 28, 1998, were excluded from the diluted earnings (loss) per share calculation as their impact would have been antidilutive.


                                                      TWENTY - SIX WEEKS ENDED
                                                     -------------------------
                                                     July 4, 1999   June 28, 1998
                                                     ------------   ------------
Basic
Net Income (loss)                                       $  8.7         $ (0.1)
                                                        ------         ------
Weighted average common
  shares outstanding                                      14.9           14.9
                                                        ------         ------
Basic earnings per share                                $ 0.58         $   --
                                                        ------         ------


Diluted
Net Income (loss)                                          8.7           (0.1)
Effect of Wackenhut Corrections Stock Options             (0.1)          (0.2)
                                                        ------         ------
Net Income (loss)                                       $  8.6         $ (0.3)
                                                        ------         ------
Weighted average common
  shares outstanding                                      14.9           14.9
                                                        ------         ------
Assumed exercise of stock options, net of common
   shares assumed repurchased
    with the proceeds                                      0.2            0.4
                                                        ------         ------
Adjusted weighted average
    Common shares outstanding                             15.1           15.3
                                                        ------         ------
Diluted earnings (loss) per share                       $ 0.57         $(0.02)


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

9. TREASURY STOCK

The Board of Directors of the Company and of Wackenhut Corrections authorized the repurchase, at the discretion of each company's senior management, of up to
0.5 million shares of Series B common stock and 0.5 million shares of Wackenhut Corrections common stock, respectively. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. Wackenhut Corrections' repurchases of shares of common stock are recorded as a reduction to additional paid-in capital and minority interest. As of January 3, 1999, the Company had bought back 196,400 shares of the Company's Series B common stock at an average price of $15.48 per share, and Wackenhut Corrections purchased 153,500 shares of Wackenhut Corrections common stock, during 1998, at an average price of $19.52 per share. In February 1999, the Board of Directors of Wackenhut Corrections authorized, in addition to that previously authorized, the repurchase of up to 0.5 million shares of its common stock. From January 4, 1999 to July 4, 1999, WHC had repurchased an additional 299,500 shares of its common stock at an average price of $20.47 per share.

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

                                                    TWENTY-SIX WEEKS ENDED
                                                ------------------------------
(dollars in millions)                           July 4, 1999     June 28, 1998
                                                -----------      -------------
Revenues:
  Security services                                  509.4            450.3
  Correctional services                              203.5            145.9
  Staffing services                                  317.5            219.1
                                                  --------         --------
Total revenues                                    $1,030.4         $  815.3
                                                  ========         ========

Operating Income:

  Security services                                   12.1             11.0
  Correctional services                               13.3             11.5
  Staffing services                                    1.5              0.8
  Unallocated corporate expenses                     (10.0)            (8.6)
                                                  --------         --------
Total operating income                            $   16.9         $   14.7
                                                  ========         ========

Equity Income of Affiliates, net of taxes:
  Security services                                    2.0              0.6
  Correctional services                                1.5              0.8
                                                  --------         --------
Total equity income                               $    3.5         $    1.4
                                                  ========         ========

Capital Expenditures:

  Security services                                    1.2              2.4
  Correctional services                               13.9              1.8
  Staffing services                                    1.1              0.4
  Unallocated corporate expenditures                   1.8              0.6
                                                  --------         --------
Total capital expenditures                        $   18.0         $    5.2
                                                  ========         ========

Depreciation and Amortization:

  Security services                                    6.1              5.3
  Correctional services                                2.5              2.4
  Staffing services                                    1.0              0.6
  Unallocated corporate expenses                       1.3              0.3
                                                  --------         --------
Total expenses                                    $   10.9         $    8.6
                                                  ========         ========

Identifiable Assets:                           July 4, 1999     January 3, 1999
                                                -----------      -------------
  Security services                                  159.9            167.4
  Correctional services                              167.1            146.4
  Staffing services                                   70.0             62.6
  Unallocated corporate assets                        65.7             72.4
                                                  --------         --------
Total identifiable assets                         $  462.7         $  448.8
                                                  ========         ========


11. DOMESTIC AND INTERNATIONAL OPERATIONS

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

                                                   TWENTY-SIX WEEKS ENDED
                                               ----------------------------
(dollars in millions)                          July 4, 1999    June 28, 1998
                                               ------------    -------------
Revenues:
  Domestic operations                            $  917.6        $  716.4
  International operations                          112.8            98.9
                                                 --------        --------
Total revenues                                   $1,030.4        $  815.3
                                                 --------        --------

Operating Income:
  Domestic operations                            $   13.5        $   12.0
  International operations                            3.4             2.7
                                                 --------        --------
Total operating income                           $   16.9        $   14.7
                                                 --------        --------
Equity Income of Affiliates, net of taxes:
  Domestic operations                            $    0.8        $     --
  International operations                            2.7             1.4
                                                 --------        --------
Total equity income                              $    3.5        $    1.4
                                                 --------        --------
Capital Expenditures:
  Domestic operations                            $   16.6        $    3.3
  International operations                            1.4             1.9
                                                 --------        --------
Total capital expenditures                       $   18.0        $    5.2
                                                 --------        --------
Depreciation and Amortization:
  Domestic operations                            $    8.5        $    6.1
  International operations                            2.4             2.5
                                                 --------        --------
Total expenses                                   $   10.9        $    8.6
                                                 --------        --------


                                               July 4, 1999   January 3, 1999
                                               ------------   --------------
Long-lived Assets:
  Domestic operations                            $   32.4        $   46.9
  International operations                           15.0             9.7
                                                 --------        --------
Total long-lived assets                          $   47.4        $   56.6
                                                 --------        --------



                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Wackenhut Corporation and its Subsidiaries (the "Company") is a leading outsourcer of diversified services to business and government. The Company focuses strategically on three major businesses worldwide - security related and other operational support services, development and management of privatized correctional and detention facilities, and personnel employee leasing and temporary services. The security-related services have expanded into a range of support services to include security operations, facility management, fire and emergency medical services and food service to private and publicly managed correctional facilities. The Security Services business is organized into North American Operations and International Operations. The Company, through its 55% owned public subsidiary, Wackenhut Corrections Corporation (NYSE:WHC) designs, constructs, finances and manages correctional, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. The Company has established a national presence in the flexible leasing, temporary services, recruiting, risk management, payroll processing and human resource services.

FINANCIAL CONDITION

Reference is made to pages 24 through 29 of the Company's Annual Report to Shareholders, filed as Exhibit 13.0 with the Company's Annual Report Form 10-K for the fiscal year ended January 3, 1999 for further discussion and analysis of information pertaining to the Company's financial condition.

FORWARD-LOOKING STATEMENTS: Management's discussion and analysis of financial condition and results of operations and Market Risk and Year 2000 Readiness Disclosure and the August 6, 1999 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variation of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

LIQUIDITY

Cash and cash equivalents at July 4, 1999 of $64.6 million increased $21.1 million from January 3, 1999. Cash provided by operating activities amounted to $13.4 million through the second quarter 1999, versus cash used of $3.7 million through the second quarter 1998. Cash provided by investing activities amounted to $0.8 through the second quarter 1999 versus $16.0 million for the same period in the last year, primarily reflecting proceeds from the sale of prison facilities to Correctional Properties Trust ("CPV"). Cash provided by financing activities through the second quarter 1999 amounted to $7.6, reflecting primarily $14.5 million proceeds for sales of accounts receivable net of $6.1 million for treasury stock purchases made by WHC. As of July 4, 1999, the total amount available to the Company from its revolving credit and accounts receivable securitization facility was $43.7 million.

In January 1999, WHC sold to CPV one facility and its right to acquire one facility for $66.1 million resulting in net proceeds to WHC of $22.3 million. In connection with this sale, WHC entered into a ten-year lease with CPV.

As of July 4, 1999, approximately $74.0 million of WHC's $220.0 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities, international investments and from changes in interest rates with respect to a $220.0 million operating lease facility.

Management continues to monitor the operations of several international subsidiaries and affiliates in countries affected by the current economic and financial crises. The losses attributable to operations in those countries and related foreign exchange fluctuations did not significantly affect the consolidated results of operations for fiscal 1998. In addition, barring a further deterioration of the international markets, management does not believe that the consolidated results of operations will be significantly affected by these events in fiscal 1999.

YEAR 2000 READINESS DISCLOSURE

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

Management continued its review of the installation of new information systems hardware and software and determined that the installation is on schedule for completion before the Year 2000. Other systems, including embedded technology, such as security systems, also are being reviewed and this review is expected to be substantially completed by October 1999.

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

Implementation of the Company's Year 2000 compliant financial information systems has begun and is scheduled for complete implementation in third quarter 1999. Implementation of all other major Year 2000 compliant information systems is scheduled for completion by the end of the third quarter 1999.

The Company has incurred and will continue to incur expenses related to Year 2000 compliance. These costs include time and effort of internal staff and consultants for renovation, validation and implementation, and computer enhancements and/or replacements. The total costs to be expensed for achieving Year 2000 compliance is funded from working capital and monitored by each business unit. Through the second quarter of 1999, $0.2 million was spent on completing Year 2000 information systems compliance. To complete Year 2000 information systems compliance, the Company estimates an additional $0.7 million will be expensed.

These costs for Year 2000 compliance exclude the Company's total costs estimated to be incurred in previously planned new systems. Estimated costs of implementing these new systems is $19.1 million, with costs incurred through December 1998 totaling $12.4 million, of which $9.1 million was capitalized and $3.3 million expensed. Through the second quarter 1999, an additional $4.4 million has been incurred with $3.9 million capitalized and $0.5 million expensed. To complete these new systems, the Company estimates $2.3 million is expected to be incurred of which $1.4 million is expected to be capitalized and amortized and $.9 million will be expensed. Deferral of other projects that would have a material effect on operations has not been required, nor anticipated, as a result of the Company's Year 2000 efforts.

The Company is developing a contingency plan and expects to substantially complete it in all significant and material respects by the end of the third quarter 1999. The Company expects to be Year 2000 compliant in 1999 for all major systems.

The Company is also assessing the risks and full impact on operations should the most reasonably likely worst case year 2000 scenario occur. In order to minimize any adverse impact on its operations of the Year 2000 problem, the Company is in the process of developing contingency plans which it intends to complete substantially in all significant and material respects by the end of the third quarter of 1999.

Management is reviewing the state of Year 2000 readiness for third parties with whom the Company shares a material relationship. Written inquiries have been sent and continue to be sent to third parties. At this time, the Company is unaware of any third party Year 2000 issues that would materially affect these relationships. Notwithstanding the successful implementation of the Company's Year 2000 plan, the Company's operations could nevertheless be affected by the ability of third parties, such as customers, suppliers and utilities dealing with the Company, to remediate their own Year 2000 issues over which the Company has no control.

RESULTS OF OPERATIONS

Comparison of Thirteen Weeks Ended July 4, 1999 and Thirteen Weeks Ended June 28, 1998

The table below summarizes the Company's results of operations for the thirteen weeks ended July 4, 1999 ("second quarter of 1999") and June 28, 1998 ("second quarter of 1998") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):

                                                                    Thirteen weeks ended
                                               -----------------------------------------------------------
                                                      July 4, 1999                     June. 28, 1998
                                               -------------------------         -------------------------
                                                  $                %                $                 %
                                               --------         --------         --------         --------
REVENUES [a]
  Security Services:
    North American Operations                     221.8             41.8            194.3             46.6
    International Operations                       36.9              7.0             33.2              8.0
                                               --------         --------         --------         --------
                                                  258.7             48.8            227.5             54.6

  Correctional Services                           106.1             20.0             74.6             17.9
  Flexible Staffing Services                      165.5             31.2            114.6             27.5
                                               --------         --------         --------         --------
  Consolidated revenues                           530.3            100.0            416.7            100.0
                                               ========         ========         ========         ========

OPERATING INCOME [b]
  Security Services:
    North America Operations                        6.0              2.7              5.4              2.8
    International Operations                        0.3              0.8              0.8              2.4
                                               --------         --------         --------         --------
                                                    6.3              2.4              6.2              2.7

  Correctional Services                             6.8              6.4              6.4              8.6
  Flexible Staffing Services                        0.9              0.5              0.5              0.4
  Unallocated corporate expense                    (5.0)            (0.9)            (4.3)            (1.0)
                                               --------         --------         --------         --------
  Consolidated operating income                     9.0              1.7              8.8              2.1
                                               ========         ========         ========         ========



[a] Represents percent of total revenues.

[b] Represents percent of respective business related revenues.

COMPARISON OF THIRTEEN WEEKS ENDED JULY 4, 1999 AND THIRTEEN WEEKS ENDED IN JUNE 28, 1998

REVENUES

SECURITY SERVICES

Second quarter 1999 Security Services revenues increased $31.2 million, or 13.7%, to $258.7 million from $227.5 million in the second quarter of 1998. Revenues from North American Operations increased $27.5 million, or 14.2%, to $221.8 million in the second quarter of 1999 from $194.3 million in the second quarter of 1998. There was an expansion of revenues from national accounts due to new contracts and increases in existing contracts. International Operations revenues increased $3.7 million, or 11.1%, to $36.9 million in the second quarter of 1998 compared to $33.2 million in the second quarter of 1998. Increases in international security revenues are primarily attributable to growth in Latin America and Africa.

CORRECTIONAL SERVICES

Second quarter 1999 Correctional Services revenues increased $31.5 million, or 42.2%, to $106.1 million from $74.6 million in the comparable quarter last year. Approximately $27.8 million of the increase in revenues in the second quarter 1999 compared to the second quarter 1998 is attributable to an increase in compensated resident days resulting from the opening of 6 facilities in 1998 subsequent to the second quarter of 1998, and with the opening of 3 facilities in the second quarter 1999. The balance of the increase in revenues was attributable to facilities open during all of both periods and to development activities. Compensated resident days increased to approximately 2,387,000 in the second quarter of 1999 from 1,846,000 in the second quarter of 1998. Occupancy at facilities increased to approximately 97.4% of capacity compared to 96.9% in the second quarter of 1998.

FLEXIBLE STAFFING SERVICES

Flexible Staffing Services second quarter 1999 revenues of $165.5 million reflect the acquisition, in November 1998, of Sharp and Advantage Temporary Staffing Companies and were 44.4% above last year's revenues of $114.6. Leased employees grew organically to approximately 28,300 at the end of the second quarter 1999 from 22,100 at the end of the second quarter 1998. Including Sharp and Advantage, temporary staffing hours grew to approximately 824,000 during the second quarter 1999 from approximately 485,000 during the second quarter 1998.

OPERATING INCOME

Second quarter 1999 consolidated operating income increased $0.2 million, or 2.3%, to $9.0 million from $8.8 million in the second quarter of 1998. The operating margin for the second quarter of 1999 decreased to 1.7% from 2.1% for the comparable second quarter of 1998. Offsetting the increase in operating income from higher revenues were WHC's lease payments to CPV, the increase in revenues attributable to pass-through costs of Staffing Services which are not subject to the Company's control, and a decrease in operating income of certain subsidiaries of International Operations.

SECURITY SERVICES

The operating income of the security services business increased $0.1 million, or 1.6%, to $6.3 million in the second quarter of 1999 from $6.2 million for the comparable quarter last year. North American Operations' operating income increased $0.6 million, or 11.1%, to $6.0 million in the second quarter 1999 from $5.4 million in the second quarter 1998. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations for the second quarter of 1999, as a percentage of revenues, decreased slightly to 2.7% from 2.8% for the comparable second quarter of 1998. International Operations' operating income decreased $0.5 million to $0.3 million in the second quarter 1999 from $0.8 million in the second quarter 1998, due principally to operating losses in the United Kingdom and Mexico.

CORRECTIONAL SERVICES

Second quarter 1999 operating income increased $0.4 million, or 6.3%, to $6.8 million from $6.4 million in the comparable period in 1998. Second quarter 1999 operating income as a percent of revenue declined to 6.4% from 8.6% in 1998. The decrease in operating margin was due partially to the lease payments to CPV, which began in April 1998, and an increase in start-up costs related to the opening of new facilities.

FLEXIBLE STAFFING SERVICES

The operating profit of Flexible Staffing Services was $0.9 million in the second quarter of 1999, as compared to $0.5 million in second quarter 1998. The improvement is attributable to revenue growth and improved margins in employee leasing operations. Salaries, wages, payroll taxes and other direct costs of worksite employees (i.e. leased employees), hours are pass-through costs not subject to the Company's control and therefore increase revenues without a commensurate operating margin benefit. The controllable revenues, excluding pass-through costs, were $21.9 million and $14.4 million with operating margins of 4.1% and 3.5% for the second quarters ended 1999 and 1998, respectively.

UNALLOCATED CORPORATE EXPENSES AND INFORMATION SYSTEMS

Unallocated corporate general and administrative expenses increased 16.3% to $5.0 million in the second quarter 1999 from $4.3 million in the second quarter 1998. The increase over the prior year reflects the continuing increase in information technology costs related to the rollout of new enterprisewide systems and personnel costs of administrative departments. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 0.9% of revenues in the second quarter 1999 from 1.0% of revenues in the second quarter 1998.

OTHER INCOME/EXPENSE

The Company realized other income, net, of $0.1 million in the second quarter 1999 compared to $0.3 million in the second quarter of 1998. Investment income increased $0.4 million to $1.5 million in the second quarter 1999 from $1.1 million in the second quarter 1998. This increase is primarily attributable to WHC's investment of cash proceeds from sales to CPV. Interest expense increased $0.6 million to $1.4 million in the second quarter 1999 from $0.8 million in the second quarter 1998. This increase is primarily attributable to increased interest expense related to the increase in securitized accounts receivables and higher interest rates.

INCOME BEFORE INCOME TAXES

Second quarter 1999 and 1998 income before taxes remained the same at $9.1 million.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $14.7 million, or 2.8% of revenues for the second quarter 1999, which was $1.4 million, or 10.5%, higher than the second quarter 1998. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 39.7% for the second quarter 1999 and 39.1% for the second quarter of 1998.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased $0.3 million to $2.6 million in the second quarter 1999 from $2.3 million in the second quarter 1998, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) increased $1.0 million to 1.8 million in the second quarter 1999 from $0.8 million in the second quarter 1998. This increase relates to the Space Gateway Support joint venture in the North American Operations; improved performances overseas, primarily of Chile and Greece; and due to the commencement of home monitoring contracts in January 1999 and the opening of a U.K. prison opened in March 1999.

NET INCOME

Net income was $4.7 million for the second quarter 1999, or $0.31 basic earnings per share, as compared to $4.0 million, or $0.27 basic earnings per share for the same period in 1998. Earnings per share on a diluted basis was $0.30 in the second quarter 1999 compared to $0.26 per share for the same period in 1998. Goodwill amortization, after tax, amounted to $0.3 million for each of the second quarters ended 1999 and 1998. Excluding goodwill amortization, after tax, basic earnings per share were $0.33 and $0.29 for the second quarter 1999 and 1998, respectively. Likewise, diluted earnings per share were $0.32 and $0.28 for the second quarter 1999 and 1998, respectively.

RESULTS OF OPERATIONS

Comparison of Twenty-six Weeks Ended July 4, 1999 and Twenty-six Weeks Ended June 28, 1998

The table below summarizes the Company's results of operations for the twenty-six weeks ended July 4, 1999 ("second quarter of 1999") and June 28, 1998 ("second quarter of 1998") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):

                                                             Twenty-six weeks ended
                                               ---------------------------------------------------
                                                    July 4, 1999                  June. 28, 1998
                                               -----------------------      ----------------------
                                                   $              %            $              %
                                               --------       --------      --------      --------
REVENUES [a]
  Security Services:
    North American Operations                     436.0           42.3         386.1          47.3
    International Operations                       73.4            7.1          64.2           7.9
                                               --------       --------      --------      --------
                                                  509.4           49.4         450.3          55.2

  Correctional Services                           203.5           19.8         145.9          17.9
  Flexible Staffing Services                      317.5           30.8         219.1          26.9
                                               --------       --------      --------      --------
  Consolidated revenues                          1030.4          100.0         815.3         100.0
                                               ========       ========      ========      ========

OPERATING INCOME [b]
  Security Services:
    North America Operations                       11.3            2.6          10.2           2.6
    International Operations                        0.8            1.1           0.9           1.4
                                               --------       --------      --------      --------
                                                   12.1            2.4          11.1           2.5

  Correctional Services                            13.3            6.5          11.4           7.9
  Flexible Staffing Services                        1.5            0.5           0.8           0.3
  Unallocated corporate expense                   (10.0)          (1.0)         (8.6)         (1.1)
                                               --------       --------      --------      --------
  Consolidated operating income                    16.9            1.6          14.7           1.8
                                               ========       ========      ========      ========



[a] Represents percent of total revenues.
[b] Represents percent of respective business related revenues.

COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 4, 1999 AND TWENTY-SIX WEEKS ENDED IN JUNE 28, 1998


REVENUES

SECURITY SERVICES

Year to date 1999 Security Services revenues increased $59.1 million, or 13.1%, to $509.4 million from $450.3 million in the first half of 1998. Revenues from North American Operations increased 49.9 million, or 12.9%, to $436.0 million in the first half of 1999 from $386.1 million in the first half of 1998. There was an expansion of revenues from national accounts due to new contracts and increases in existing contracts. International Operations revenues increased $9.2 million, or 14.3%, to $73.4 million in the first half of 1999 compared to $64.2 million in the first half of 1998. Increases in international security revenues are primarily attributable to growth in Latin America and Africa.

CORRECTIONAL SERVICES

First half 1999 Correctional Services revenues increased $57.6 million, or 39.5%, to $203.5 million from $145.9 million in the comparable half of 1998. Approximately $52.1 million of the increase in revenues in the first half of 1999 compared to the same period in 1998 is attributable to an increase in compensated resident days resulting from the opening of 10 facilities in 1998 subsequent to the second quarter of 1998, and with the opening of 3 facilities in the second quarter 1999. The balance of the increase in revenues was attributable to facilities open during all of both periods and to development activities. Compensated resident days increased to approximately 4,640,000 in the first half of 1999 from 3,596,000 in the second quarter of 1998. Occupancy at facilities increased to approximately 97.3% of capacity compared to 96.3% in the first half of 1998.

FLEXIBLE STAFFING SERVICES

Flexible Staffing Services year to date 1999 revenues of $317.5 million reflect the acquisition, in November 1998, of Sharp and Advantage Temporary Staffing Companies and were 44.9% above last year's revenues of $219.1. Leased employees grew organically to approximately 28,300 at the end of the second quarter 1999 from 22,100 at the end of the second quarter 1998. Including Sharp and Advantage, temporary staffing hours grew to approximately 824,000 during the second quarter 1999 from approximately 485,000 during the second quarter 1998.

OPERATING INCOME

Year to date 1999 consolidated operating income increased $2.2 million, or 15.0%, to $16.9 million from $14.7 million in the same period of 1998. First half 1998 consolidated operating income decreased to 1.6% from 1.8% from the comparable period in 1998. Offsetting the increase in operating income from higher revenues were WHC's lease payments to CPV, the increase in revenues attributable to pass-through costs of Staffing Services which are not subject to the Company's control, and a decrease in operating income of certain subsidiaries of International Operations.

SECURITY SERVICES

The operating income of the security services business increased $1.0 million, or 9.0%, to $12.1 million in the first half of 1999 from $11.1 million for the comparable half of last year. North American Operations' operating income increased $1.1, or 10.8%, to $11.3 million in the first half of 1999 from $10.2 million in the first half of 1998. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations, as a percentage of revenues, stayed the same at 2.6% in the first half of 1999 and 1998. International Operations' operating income decreased $0.1 million to $0.8 million in the first half of 1999 from $0.9 million in the first half of 1998.

CORRECTIONAL SERVICES

First half 1999 operating income increased $1.9 million, or 16.7%, to $13.3 million from $11.4 million in the comparable period in 1998. Year to date 1999 operating income as a percent of revenue declined to 6.5% from 7.8% in 1998. The decrease in operating margin was due partially to the lease payments to CPV, which began in April 1998.

FLEXIBLE STAFFING SERVICES

The operating profit of Flexible Staffing Services was $1.5 million in the first half of 1999, as compared to $0.8 million in the comparable period in 1998. The improvement is attributable to revenue growth and improved margins in employee leasing operations. Salaries, wages, payroll taxes and other direct costs of worksite employees (i.e. leased employees), hours are pass-through costs not subject to the Company's control and therefore increase revenues without a commensurate operating margin benefit. The controllable revenues, excluding pass-through costs, were $41.4 million and $28.4 million with operating margins of 3.6% and 2.8% for the six months ended 1999 and 1998, respectively.

UNALLOCATED CORPORATE EXPENSES AND INFORMATION SYSTEMS

Unallocated corporate general and administrative expenses increased 16.3% to $10.0 million in the first half of 1999 from $8.6 million in the first half of 1998. The increase over the prior year reflect the continuing increase in information technology costs related to the rollout of new enterprisewide systems and personnel costs of administrative departments. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 1.0% of revenues in the first half of 1999 from 1.1% of revenues in the first half of 1998.

OTHER INCOME/EXPENSE

The Company's other income offset other expense in the first half of 1999 compared to other income, net, of $0.5 million in the first half of 1998. Investment income increased $0.8 million to $2.6 million in the first half of 1999 from $1.8 million in the first half of 1998. This increase is primarily attributable to WHC's investment of cash proceeds from sales to CPV. Interest expense increased $1.3 million to $2.6 million in the first half of 1999 from $1.3 million in the first half of 1998. This increase is primarily attributable to increased interest expense related to the increase in securitized accounts receivables and higher interest rates.

INCOME BEFORE INCOME TAXES

First half 1999 income before taxes increased $1.7 million, or 11.2%, to $16.9 million from $15.2 million in the first half of 1998.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $27.8 million, or 2.7% of revenues for the first half of 1999, which was $4.5 million, or 19.3%, higher than the first half of 1998. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 39.7% for principally half of 1999 and 40.3% for the first half of 1998. The lower effective rate in the second quarter 1999 was due to increases in tax exempt income on government securities.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased $1.0 million to $5.0 million in the first half of 1999 from $4.0 million in the first half of 1998, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) increased $2.1 million to $3.5 million in the first half of 1999 from $1.4 million in the first half of 1998. This increase relates to the Space Gateway Supportjoint venture in the North American Operations; improved performances overseas, primarily of Chile and Greece; and due to the commencement of home monitoring contracts in January 1999 and the opening of a U.K. prison opened in March 1999.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before the cumulative effect of change in accounting principle increased $2.2 million, to $8.7 million in the first half of 1999 compared to $6.5 million in the first half of 1998. Diluted earnings per share before the cumulative effect of change in accounting principle was $0.57 in the first half of 1999, compared to $0.42 for the same period in 1998.

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

NET INCOME

Net income was $8.7 million for the first half 1999, or $0.58 basic earnings per share, as compared to a loss of $0.1 million. Earnings per share on a diluted basis was $0.57 in the first half of 1999 compared to a loss of $0.02 per share for the same period in 1998. Goodwill amortization, after tax, amounted to $0.6 million and $0.5 million for the six months ended 1999 and 1998, respectively. Excluding goodwill amortization, after tax, basic earnings per share were $0.62 and $0.03 for the first half of 1999 and 1998, respectively. Likewise, diluted earnings per share were $0.60 and $0.05 for the first half of 1999 and 1998, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 7, 1999 in Manalapan, Florida. The following proposals were acted upon by the shareholders:

Proposal No. 1
All directors nominated for election were elected in an uncontested election. A tabulation of the results is as follows:

         NAME                           VOTES FOR     VOTES WITHHELD
                                        ---------     --------------
         Julius W. Becton, Jr           3,457,276        16,498
         Alan B. Bernstein              3,458,115        15,659
         Carroll A. Campbell            3,458,184        15,590
         Benjamin R. Civiletti          3,457,666        16,108
         Anne N. Foreman                3,458,271        15,503
         Edward L. Hennessy, Jr         3,457,376        16,398
         Paul X. Kelley                 3,457,275        16,499
         Nancy Reynolds                 3,457,327        16,447
         John F. Ruffle                 3,458,015        15,759
         Thomas P. Stafford             3,456,838        16,936
         George R. Wackenhut            3,457,287        16,487
         Richard R. Wackenhut           3,458,031        15,743

Tabulation of the results of other matters voted upon at the Annual Meeting is as follows:

Proposal No. 2
Appointment of Independent Certified Public Accountants  -

         For  3,425,880         Against  5,064            Abstain  6,830

Proposal No. 3
Additional shares for the Key Employee Long-Term Incentive Stock Plan  -

         For  2,864,282         Against 253,997           Abstain..17,519

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits -

Exhibit 27 - Financial Data Schedule (for SEC use only)

(b). Reports on Form 8-K

The Company did not file a Form 8-K during the second quarter of 1999.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the twenty-six weeks ended July 4, 1999 to be signed on its behalf by the undersigned hereunto duly authorized.

THE WACKENHUT CORPORATION


Date:  August 17, 1999                       /s/ Philip L. Maslowe
                                             -------------------------
                                             Philip L. Maslowe,
                                             Senior Vice President and
                                             Chief Financial Officer