Form 10-Q
period 1999-10-03
WACKENHUT CORP
filed 1999-11-17
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 3, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                          Commission file number 1-5450

                            THE WACKENHUT CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                                59-0857245
- --------------------------------------------------------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

 4200 Wackenhut Drive #100, Palm Beach Gardens, FL      33410-4243
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

                                Yes [X]   No [ ]

At November 8, 1999, 3,855,582 shares of Series A were issued and outstanding and 11,111,149 shares of Series B of the registrant's Common Stock were outstanding after deducting 201,492 shares held in treasury.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   ------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended October 3, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2000.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED
                     OCTOBER 3, 1999 and SEPTEMBER 27, 1998
                      (In millions except per share data)
                                   UNAUDITED

                                                                    Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                                 --------------------------    ----------------------------
                                                                    1999          1998            1999            1998
                                                                 ----------    ------------    ------------    ------------
REVENUES                                                         $    547.5    $      438.4    $    1,577.9    $    1,253.7
                                                                 ----------    ------------    ------------    ------------

OPERATING EXPENSES:
        Payroll and related taxes                                     432.7           339.9         1,246.2           979.2
        Other operating expenses                                       98.1            85.9           287.2           238.6
        Depreciation expense                                            2.5             1.4             7.4             5.3
        Amortization expense                                            3.3             2.5             9.3             7.2
                                                                 ----------    ------------    ------------    ------------
                                                                      536.6           429.7         1,550.1         1,230.3
                                                                 ----------    ------------    ------------    ------------

OPERATING INCOME                                                       10.9             8.7            27.8            23.4
                                                                 ----------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
        Interest and investment income                                  1.3             1.3             3.5             3.1
        Interest expense                                               (1.5)           (0.3)           (3.7)           (1.7)
                                                                 ----------    ------------    ------------    ------------
                                                                       (0.2)            1.0            (0.2)            1.4
                                                                 ----------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                             10.7             9.7            27.6            24.8

Provision for income taxes                                             (4.3)           (3.7)          (11.0)           (9.8)
Minority interest, net of income taxes                                 (2.7)           (2.3)           (7.7)           (6.2)
Equity income of affiliates, net of income
         taxes of $1.1, $0.5, $3.4, and $1.5                            1.7             0.7             5.2             2.1
                                                                 ----------    ------------    ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE                                  5.4             4.4            14.1            10.9
CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                                             --              --              --            (6.6)
                                                                 ----------    ------------    ------------    ------------
NET INCOME                                                       $      5.4    $        4.4    $       14.1    $        4.3
                                                                 ==========    ============    ============    ============

Earning per share - basic
        Income before cumulative effect of change                $     0.36    $       0.30    $       0.94    $       0.73
          in accounting principle
        Cumulative effect of change in accounting principle              --              --              --           (0.44)
                                                                 ----------    ------------    ------------    ------------
        Net Income - basic                                       $     0.36    $       0.30    $       0.94    $       0.29
                                                                 ==========    ============    ============    ============

Earning per share - diluted
        Income before cumulative effect of change                $     0.35    $       0.29    $       0.92    $       0.72
          in accounting principle
        Cumulative effect of change in accounting principle              --              --              --           (0.44)
                                                                 ----------    ------------    ------------    ------------
        Net Income - diluted                                     $     0.35    $       0.29    $       0.92    $       0.28
                                                                 ==========    ============    ============    ============

Basic weighted average shares outstanding                              15.0            14.9            14.9            14.9
Diluted weighted average shares outstanding                            15.2            15.1            15.1            15.2

See notes to unaudited consolidated financial statements

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 3, 1999 AND JANUARY 3, 1999
                                  (In millions)
                                    UNAUDITED

                                                                        October 3,    January 3,
                                                                           1999         1999
                                                                         --------     --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                $   43.5     $   43.5
Accounts receivable, less allowance for doubtful accounts
   of $5.9 at October 3, 1999, and $4.7 at January 3, 1999 (note 6)         173.6        167.8
Inventories                                                                  15.9         14.5
Deferred taxes                                                                7.7          7.4
Prepaids                                                                      8.8         10.2
Other                                                                        14.0         11.4
                                                                         --------     --------
                                                                            263.5        254.8
                                                                         --------     --------


MARKETABLE SECURITIES of casualty reinsurance subsidiary                     20.5         18.5
                                                                         --------     --------

PROPERTY AND EQUIPMENT, at cost                                              80.4         76.2
        Accumulated depreciation                                            (25.8)       (19.6)
                                                                         --------     --------
                                                                             54.6         56.6
                                                                         --------     --------

DEFERRED TAXES                                                                8.6         12.2
                                                                         --------     --------

OTHER ASSETS:
Intangibles                                                                  56.9         56.0
Investment in and advances to affiliates, at cost                            46.6         36.7
Other                                                                        14.1         14.0
                                                                         --------     --------
                                                                            117.6        106.7
                                                                         --------     --------

                                                                         $  464.8     $  448.8
                                                                         ========     ========

See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      OCTOBER 3, 1999 AND JANUARY 3, 1999
                        (In millions except share data)
                                   UNAUDITED


                                                                       October 3,    January 3,
                                                                          1999         1999
                                                                       -----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable                                                   $    3.5     $    4.4
        Accounts payable                                                    35.2         36.4
        Accrued payroll and related taxes                                   64.7         70.0
        Accrued expenses                                                    46.6         53.6
                                                                        --------     --------
                                                                           150.0        164.4

RESERVES FOR LOSSES of casualty reinsurance subsidiary                      60.1         50.8
                                                                        --------     --------

LONG-TERM DEBT                                                               8.4          3.4
                                                                        --------     --------

DEFERRED REVENUES                                                           16.1         16.7
                                                                        --------     --------

OTHER                                                                       18.7         16.7
                                                                        --------     --------

MINORITY INTEREST                                                           51.6         47.6
                                                                        --------     --------

SHAREHOLDERS' EQUITY:
Preferred stock, 10 million shares authorized                                 --           --
Common stock, $.10 par value, 50 million shares authorized:
        Series A common stock, 3.9 million issued and outstanding            0.4          0.4
        Series B common stock, 11.1 million issued and outstanding           1.1          1.1
Additional paid-in capital                                                 124.8        125.5
Retained earnings                                                           45.5         32.5
Accumulated other comprehensive loss                                        (8.8)        (7.3)
Treasury stock at cost, 0.2 million shares of Series B                      (3.1)        (3.0)
                                                                        --------     --------
                                                                           159.9        149.2
                                                                        --------     --------

                                                                        $  464.8     $  448.8
                                                                        ========     ========

See notes to unaudited consolidated financial statements

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
                                 (In millions)
                                   UNAUDITED


                                                                          1999       1998
                                                                        -------     -------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income                                                              $  14.1     $   4.3
Adjustments -
        Cumulative effect of change in accounting change principle           --         6.6
        Depreciation expense                                                7.4         5.3
        Amortization expense                                                3.4         2.5
        Uniform amortization                                                5.9         4.7
        Provision for bad debts                                             0.8         1.3
        Equity income, net of dividends                                    (7.1)       (3.5)
        Minority interests in net income                                   12.9        10.2
        Other                                                               0.5        (0.4)
(Increase) decrease in assets:
        Accounts receivable                                               (28.6)      (12.5)
        Inventories                                                        (7.3)       (7.9)
        Prepaid expense                                                     1.4        (5.5)
        Other current assets                                               (2.7)       (4.8)
        Deferred taxes                                                      3.9        (7.5)
        Other                                                              (5.7)       (4.3)
Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                              (9.9)       11.5
        Accrued payroll and related taxes                                  (5.2)       (4.9)
        Reserve for losses of casualty reinsurance subsidiary               9.3         3.4
        Deferred revenue                                                   (0.6)         --
        Other                                                               2.0          --
                                                                        -------     -------
Net Cash Used In Operating Activities                                   $  (5.5)    $  (1.5)
                                                                        -------     -------



See notes to unaudited consolidated financial statements.

                           THE WACKENHUT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
                                 (In millions)
                                   UNAUDITED
                                  (Continued)


                                                                           1999         1998
                                                                         --------     --------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
        Net proceeds from sale of prison facilities to CPV (note 8)      $   22.3     $   41.8
        Investment in and advances to affiliates and joint ventures          (3.6)        (2.1)
        Capital expenditures                                                (27.7)       (14.8)
        Sales of marketable securities                                        6.0          6.6
        Purchases of marketable securities                                   (9.9)       (21.8)
        Non-current assets                                                    1.3         (5.4)
                                                                         --------     --------
Net Cash (Used in) Provided by Investing Activities                         (11.6)         4.3
                                                                         --------     --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
        Purchase of Treasury Stock                                             --         (0.2)
        Proceeds from exercise of stock options                               1.1          0.9
        Net proceeds from exercise of stock options of subsidiary             0.2          1.2
        Proceeds from issuance of debt                                      228.0        206.8
        Payments on debt                                                   (223.9)      (216.3)
        Purchase of treasury stock by subsidiary                             (7.9)        (3.8)
        Proceeds from sales of accounts receivable                           22.0         25.0
        Dividends paid                                                       (2.2)        (3.4)
                                                                         --------     --------
Net Cash Provided By Financing Activities                                    17.3         10.2
                                                                         --------     --------

Effect of Exchange Rate Changes on Cash                                      (0.2)        (2.5)
                                                                         --------     --------

Net increase in Cash and Cash Equivalents                                      --         10.5
Cash and Cash Equivalents, at beginning of period                            43.5         45.2
                                                                         --------     --------
Cash and Cash Equivalents, at end of period                              $   43.5     $   55.7
                                                                         ========     ========

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
        Interest                                                         $    4.4     $    1.6
        Income taxes                                                     $   10.1     $   14.9

See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The results for the thirty-nine weeks ended October 3, 1999 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. Certain prior year amounts have been reclassified to conform with current year presentation. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC."

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of affiliates approximated $20.3 million and $14.0 million at October 3, 1999 and January 3, 1999, respectively, and is included in "Investment in and advances to affiliates" in the accompanying consolidated balance sheets. The following is a summary of condensed unaudited financial information pertaining to affiliates (dollars in millions):



                                                             October 3,    January 3,
Balance sheet items:                                            1999         1999
                                                             ----------    ---------
  Current assets                                             $   130.2    $    95.4
  Non-current assets                                              61.9         49.1
  Current liabilities                                             90.7         63.4
  Non-current liabilities                                         34.4         33.3
  Minority interest liability                                      4.8          6.5

                                                             October 3,  September 27,
Income statement items for the thirty-nine weeks ended:         1999         1998
                                                             ----------  -------------
  Revenues                                                   $   439.6    $   172.3
  Operating income                                                25.9         12.5
  Net income before taxes                                         22.5         10.9

3. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", effective January 3, 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in millions):

                                                                    Thirteen weeks ended        Thirty-nine weeks ended
                                                                  -------------------------   --------------------------
                                                                  October 3,  September 27,   October 3,   September 27,
                                                                     1999         1998           1999          1998
                                                                  ----------  -------------   ----------   -------------
Net income                                                          $  5.4        $  4.4        $  14.1        $  4.3
Unrealized gain (loss) on marketable securities, net of income tax benefits (expense) of $0.4, $(0.1), $0.8 and none
  for the thirteen weeks and thirty-nine weeks ended
  October 3, 1999 and September 27, 1998, respectively                (0.6)          0.1           (1.2)           --
Foreign currency translation adjustments, net of income
  tax benefits (expense) of $(0.3), $0.2, $0.2 and $1.1
  for the thirteen weeks and thirty-nine weeks ended
  October 3, 1999 and September 27, 1998, respectively                 0.5          (0.2)          (0.2)         (1.7)
                                                                   -------       -------       --------       -------
Comprehensive Income                                                $  5.3        $  4.3        $  12.7        $  2.6
                                                                   =======       =======       ========       =======


4. INTANGIBLES

Intangibles at October 3, 1999 and January 3, 1999 consisted of the following (dollars in millions):

                                  1999         1998
                                ---------    --------
Goodwill                        $    47.4    $   45.2
Contract value                       15.6        15.6
Other                                 4.2         3.2
                                ---------    --------
                                     67.2        64.0
Accumulated amortization            (10.3)       (8.0)
                                ---------    --------
                                $    56.9    $   56.0
                                =========    ========

5. INCOME TAXES

The combined Federal and state effective income tax rate was 39.8% for the first thirty-nine weeks of 1999 and 39.7% for the first thirty-nine weeks of 1998.

6. LONG TERM DEBT

Long-term debt consists of the following (dollars in millions):

                                                          October 3,  January 3,
                                                             1999       1999
                                                          ---------   ----------
Revolving loan - 6.1% and 5.4%, respectively               $   6.7     $  1.8
Lease obligation payable in installments through 2004
        at a weighted average rate of 4.5%                     1.7        1.8
Other                                                          3.5        4.2
                                                          ---------   ----------
Total                                                         11.9        7.8
        Less current portion                                  (3.5)      (4.4)
                                                          ---------   ----------
Total                                                      $   8.4     $  3.4
                                                          =========   ==========


In December 1997, the Company entered into a three-year agreement to sell, on an ongoing basis, an undivided interest in a defined pool of eligible receivables up to a maximum of $60 million. In February 1999, the Company amended the agreement to increase the eligible receivables to a maximum of $75 million. The costs associated with this program are based upon the purchasers' level of investment and the cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest expense" in the consolidated statements of income. There were $75.0 million and $53.0 million accounts receivable sold under this agreement at October 3, 1999 and January 3, 1999, respectively.

In September 1999, the Company modified its bank agreements to increase its available borrowings by $30.0 million. As of October 3, 1999, the total amount available to the Company from its revolving credit and accounts receivable securitization facility was $61.7 million.

The Company has a demand operating line of credit with a Canadian bank with a maximum borrowing amount of $2.1 million. The Company has short-term borrowings under this line of credit of $1.6 million and $1.0 million at October 3, 1999 and January 3, 1999, respectively, for working capital purposes, bearing interest at the bank's prime lending rate of 6.8%. The Company had outstanding notes payable and operating lines of credit of $1.9 million and $2.9 million at October 3, 1999 and January 3, 1999, respectively, to meet working capital needs of its international subsidiaries.

The long-term portion of the capital lease obligation maturing during each of the four years after 1999 is $0.8 million, $0.4 million, $0.4 million and $0.1 million, respectively. All other long-term debt matures in 2000.

7. EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighed average number of shares of potential dilutive common stock (in millions except for per share amounts).

PN 11

                                                           Thirteen Weeks Ended
                                                       -----------------------------
                                                        October 3,     September 27,
                                                           1999            1998
                                                       ------------    -------------
Basic
Net Income                                                $    5.4     $    4.4
                                                          --------     --------
Weighted average common shares outstanding                    15.0         14.9
                                                          --------     --------
Basic earnings per share                                  $   0.36    $    0.30
                                                          --------     --------

Diluted
Net Income                                                $    5.4     $    4.4
Effect of Wackenhut Corrections Stock Options                 (0.1)          --
                                                          --------     --------
Net Income                                                $    5.3     $    4.4
                                                          --------     --------
Weighted average common shares outstanding                    15.0         14.9
Assumed exercise of stock options, net of common
        shares assumed repurchased with the proceeds           0.2          0.2
                                                          --------     --------
Adjusted weighted average common shares outstanding           15.2         15.1
                                                          --------     --------
Diluted earnings per share                                $   0.35    $    0.29
                                                          --------     --------



                                                         Thirty-nine Weeks Ended
                                                        -------------------------
                                                         October 3,  September 27,
                                                            1999         1998
                                                        -----------  ------------
Basic
Net Income                                                $   14.1     $    4.3
                                                          --------     --------
Weighted average common shares outstanding                    14.9         14.9
                                                          --------     --------
Basic earnings per share                                  $   0.94    $    0.29
                                                          --------     --------

Diluted
Net Income                                                $   14.1     $    4.3
Effect of Wackenhut Corrections Stock Options                 (0.2)          --
                                                          --------     --------
Net Income                                                $   13.9     $    4.3
                                                          --------     --------
Weighted average common shares outstanding                    14.9         14.9
Assumed exercise of stock options, net of common
        shares assumed repurchased with the proceeds           0.2          0.3
                                                          --------     --------
Adjusted weighted average common shares outstanding           15.1         15.2
                                                          --------     --------
Diluted earnings per share                                $   0.92    $    0.28
                                                          --------     --------

Options to purchase 311,100 shares of common stock at October 3, 1999, and 315,000 at September 27, 1998, were excluded from the diluted earnings per share calculation as their impact would have been antidilutive.

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

9. TREASURY STOCK

The Board of Directors of the Company and of Wackenhut Corrections authorized the repurchase, at the discretion of each company's senior management, of up to
0.5 million shares of Series B common stock and 0.5 million shares of Wackenhut Corrections common stock, respectively. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. Wackenhut Corrections' repurchases of shares of common stock are recorded as a reduction to additional paid-in capital and minority interest. As of January 3, 1999, the Company had bought back 196,400 shares of the Company's Series B common stock at an average price of $15.48 per share, and Wackenhut Corrections purchased 453,500 shares of Wackenhut Corrections common stock, during 1998, at an average price of $19.52 per share. In February 1999, the Board of Directors of Wackenhut Corrections authorized, in addition to that previously authorized, the repurchase of up to 0.5 million shares of its common stock. From January 4, 1999 to October 3, 1999, WHC had repurchased an additional 424,500 shares of its common stock at an average price of $18.72 per share.

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


                                               October 3,           September 27,
                                                  1999                  1998
                                               ----------           -------------
(dollars in millions)

Revenues:
        Security services                       $    768.6            $    688.3
        Correctional services                        315.5                 224.1
        Staffing services                            493.8                 341.3
                                                ----------            ----------
Total revenues                                  $  1,577.9            $  1,253.7
                                                ==========            ==========

Operating Income:
        Security services                       $     19.2            $     17.3
        Correctional services                         20.3                  17.5
        Staffing services                              2.5                   1.7
        Unallocated corporate expenses               (14.2)                (13.1)
                                                ----------            ----------
Total operating income                          $     27.8            $     23.4
                                                ==========            ==========

Equity Income of Affiliates, net of taxes:
        Security services                       $      2.7            $      0.8
        Correctional services                          2.5                   1.3
                                                ----------            ----------
Total equity income                             $      5.2            $      2.1
                                                ==========            ==========

Capital Expenditures:
        Security services                       $      2.8            $      2.9
        Correctional services                         23.4                  10.3
        Staffing services                              0.7                   0.6
        Unallocated corporate expenditures             0.8                   1.0
                                                ----------            ----------
Total capital expenditures                      $     27.7            $     14.8
                                                ==========            ==========

Depreciation and Amortization:
        Security services                              9.4            $      8.1
        Correctional services                          3.8                   2.9
        Staffing services                              1.5                   1.0
        Unallocated corporate expenses                 2.0                   0.5
                                                ----------            ----------
Total expenses                                  $     16.7            $     12.5
                                                ==========            ==========


Identifiable Assets:                         October 3, 1999     January 3, 1999
                                             ---------------     ---------------
Security services                                  $   167.3            $  167.4
Correctional services                                  169.0               146.4
Staffing services                                       67.5                62.6
Unallocated corporate assets                            61.0                72.4
                                                ------------          ----------
Total identifiable assets                          $   464.8            $  448.8
                                                ============          ==========

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


                                                                     Thirty-nine Weeks Ended
                                                                    -----------------------------
                                                                    October 3,      September 27,
                                                                       1999               1998
                                                                    ------------   --------------
(dollars in millions)
Revenues:
        Domestic operations                                         $  1,407.4       $   1,102.4
        International operations                                         170.5             151.3
                                                                    ----------       -----------
Total revenues                                                      $  1,577.9       $   1,253.7
                                                                    ==========       ===========

Operating Income:
        Domestic operations                                         $     22.0       $      19.4
        International operations                                           5.8               4.0
                                                                    ----------       -----------
Total operating income                                              $     27.8       $      23.4
                                                                    ==========       ===========

Equity Income of Affiliates, net of taxes:
        Domestic operations                                         $      1.2       $        --
        International operations                                           4.0               2.1
                                                                    ----------       -----------
Total equity income                                                 $      5.2       $       2.1
                                                                    ==========       ===========

Capital Expenditures:
        Domestic operations                                         $     24.8       $      11.7
        International operations                                           2.9               3.1
                                                                    ----------       -----------
Total capital expenditures                                          $     27.7       $      14.8
                                                                    ==========       ===========

Depreciation and Amortization:
        Domestic operations                                         $     13.2       $       9.2
        International operations                                           3.5               3.3
                                                                    ----------       -----------
Total expenses                                                      $     16.7       $      12.5
                                                                    ==========       ===========


                                                               October 3, 1999    January 3, 1999
                                                               ---------------    ---------------
Long-lived Assets:
        Domestic operations                                         $     39.6       $      46.9
        International operations                                          15.0               9.7
                                                                    ----------       -----------
Total long-lived assets                                             $     54.6       $      56.6
                                                                    ==========       ===========

12. SUBSEQUENT EVENT

On August 31, 1999, the Company's 55% owned subsidiary, Wackenhut Corrections Corporation (WHC), announced the mutual decision between WHC, the Texas Department of Criminal Justice State Jail Division (TDCJ) and Travis County, Texas to discontinue WHC's contract for the operation of the Travis County Community Justice Center. The contract was discontinued effective November 8, 1999. WHC is involved in discussions with TDCJ regarding close-out of all contract claims. WHC cannot predict the outcome of these discussions at this time.

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

FORWARD-LOOKING STATEMENTS: Management's discussion and analysis of financial condition and results of operations and Market Risk and Year 2000 Readiness Disclosure and the November 5, 1999 press release announcing the Company's quarterly earnings contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variation of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

LIQUIDITY

Cash and cash equivalents at October 3, 1999 of $43.5 million was the same at January 3, 1999. Cash used by operating activities amounted to $5.5 million through the third quarter 1999, versus $1.5 million through the third quarter 1998. This increase in cash used by operating activities is primarily related to an increase in accounts receivable offset by an increase in net income. Cash used in investing activities amounted to $11.6 million through the third quarter 1999 versus cash provided of $4.3 million for the same period in the last year, primarily reflecting a decrease in proceeds from the sale of prison facilities to Correctional Properties Trust ("CPV"). Cash provided by financing activities through the third quarter 1999 amounted to $17.3 million, reflecting primarily $22.0 million proceeds for sales of accounts receivable net of $7.9 million for treasury stock purchases made by WHC. As of October 3, 1999, the total amount available to the Company from its revolving credit and accounts receivable securitization facility was $61.7 million.

In January 1999, WHC sold to CPV one facility and its right to acquire one facility for $66.1 million resulting in net proceeds to WHC of $22.3 million. In connection with this sale, WHC entered into a ten-year lease with CPV.

As of October 3, 1999, approximately $82.0 million of WHC's $220.0 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development.

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

Management continued its review of the installation of new mission critical information systems hardware and software and determined that the installation is on schedule for completion before the Year 2000. Other business unit and operating systems, including embedded technology, such as security systems, also are being reviewed and this review was substantiallY completed by October 1999.

Implementation of the Company's Year 2000 compliant financial information systems has been achieved in the third quarter 1999. Implementation of all other mission critical Year 2000 compliant information systems was substantially completed by the end of the third quarter 1999.

The Company has incurred and will continue to incur expenses related to Year 2000 compliance. These costs include time and effort of internal staff and consultants for renovation, validation and implementation, and computer enhancements and/or replacements. The total costs to be expensed for achieving Year 2000 compliance is funded from working capital and monitored by each business unit. Through the third quarter of 1999, $0.3 million was spent on completing Year 2000 information systems compliance. To complete Year 2000 information systems compliance, the Company estimates an additional $0.5 million will be expensed.

These costs for Year 2000 compliance exclude the Company's total costs estimated to be incurred in previously planned new systems. Estimated costs of implementing these new systems is $19.1 million, with costs incurred through September 1999 totaling $17.6 million, of which $10.9 million was capitalized and $6.7 million expensed. To complete these new systems, the Company estimates $1.5 million is expected to be incurred of which approximately 50% is expected to be capitalized and amortized and the other 50% expensed. Deferral of other projects that would have a material effect on operations has not been required, nor anticipated, as a result of the Company's Year 2000 efforts. The Company has developed contingency plans and expects in 1999 to be Year 2000 compliant, in all significant and material respects, for all mission critical systems.

The Company is also assessing the risks and full impact on operations should the most reasonably likely worst case year 2000 scenario occur. In order to minimize any adverse impact on its operations of the Year 2000 problem, the Company has developed operational contingency plans.

Management continues to review the state of Year 2000 readiness for third parties with whom the Company shares a material relationship. Written inquiries have been sent and continue to be sent to third parties. At this time, the Company is unaware of any third party Year 2000 issues that would materially affect these relationships. Notwithstanding the successful implementation of the Company's Year 2000 plan, the Company's operations could nevertheless be affected by the ability of third parties, such as customers, suppliers and utilities dealing with the Company, to remediate their own Year 2000 issues over which the Company has no control.

RESULTS OF OPERATIONS

COMPARISON OF THIRTEEN WEEKS ENDED OCTOBER 3, 1999 AND THIRTEEN WEEKS ENDED September 27, 1998

The table below summarizes the Company's results of operations for the thirteen weeks ended October 3, 1999 ("third quarter of 1999") and September 27, 1998 ("third quarter of 1998") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):



                                                                 Thirteen Weeks Ended
                                              -------------------------------------------------------
                                                   October 3, 1999           September 27, 1998
                                              -------------------------   ---------------------------
                                                    $            %               $              %
                                              -----------   -----------   --------------   ----------
REVENUES (a)
  Security Services:
        North American Operations               222.4           40.6            202.3          46.1
        International Operations                 36.8            6.7             35.7           8.2
                                              -----------   -----------   --------------   ----------
                                                259.2           47.3            238.3          54.3

  Correctional Services                         112.0           20.5             78.2          17.8
  Flexible Staffing Services                    176.3           32.2            122.2          27.9
                                              -----------   -----------   --------------   ----------
  Consolidated revenues                         547.5          100.0            438.4         100.0
                                              ===========   ===========   ==============   ==========

OPERATING INCOME (b)
  Security Services:
        North America Operations                  6.0            2.7              5.9           2.9
        International Operations                  1.1            3.0              0.3           0.8
                                              -----------                 --------------
                                                  7.1            2.7              6.2           2.6

  Correctional Services                           7.0            6.3              6.1           7.8
  Flexible Staffing Services                      1.0            0.6              0.9           0.7
  Unallocated corporate expense                  (4.2)          (0.8)            (4.5)         (1.0)
                                              -----------                 --------------
  Consolidated operating income                  10.9            2.0              8.7           2.0
                                              ===========                 ==============

(a) Represents percent of total revenues.
(b) Represents percent of respective business related revenues.

COMPARISON OF THIRTEEN WEEKS ENDED OCTOBER 3, 1999 AND THIRTEEN WEEKS ENDED IN SEPTEMBER 27, 1998

REVENUES

Third quarter 1999 consolidated revenues increased $109.1 million, or 24.9%, to $547.5 million from $438.4 million in the third quarter of 1998. The Company's expansion into flexible staffing services, the increase in domestic and international security services and the increase in correctional services were the contributors to the improvements over the prior year's third quarter.

SECURITY SERVICES

Third quarter 1999 Security Services revenues increased $21.2 million, or 8.9%, to $259.2 million from $238.0 million in the third quarter of 1998. Revenues from North American Operations increased $20.1 million, or 9.9%, to $222.4 million in the third quarter of 1999 from $202.3 million in the third quarter of 1998. There was an expansion of revenues from national accounts due to new contracts and increases in existing contracts. International Operations revenues increased $1.1 million, or 3.1%, to $36.8 million in the third quarter of 1999 compared to $35.7 million in the third quarter of 1998. Increases in international security revenues are primarily attributable to growth in Europe and Latin America.

CORRECTIONAL SERVICES

Third quarter 1999 Correctional Services revenues increased $33.8 million, or 43.2%, to $112.0 million from $78.2 million in the comparable quarter last year. Approximately $26.8 million of the increase in revenues in the third quarter 1999 compared to the third quarter 1998 is attributable to an increase in compensated resident days resulting from the opening of 6 facilities in 1998 subsequent to the second quarter of 1998, and with the opening of 4 facilities in 1999. The balance of the increase in revenues was attributable to facilities open during all of both periods. Compensated resident days increased to approximately 2,476,576 in the third quarter of 1999 from 1,864,649 in the third quarter of 1998. Occupancy at facilities increased to approximately 97.6% of capacity compared to 96.0% in the third quarter of 1998.

FLEXIBLE STAFFING SERVICES

Flexible Staffing Services third quarter 1999 revenues of $176.3 million reflect the acquisition, in November 1998, of Sharp and Advantage Temporary Staffing Companies and were $54.1 million above revenues of $122.2 in the same quarter last year. Leased employees grew to approximately 29,600 at the end of the third quarter 1999 from 24,100 at the end of the third quarter 1998. Including Sharp and Advantage, temporary staffing hours grew to approximately 856,300 during the third quarter 1999 from approximately 475,600 during the third quarter 1998.

OPERATING INCOME

Third quarter 1999 consolidated operating income increased $2.2 million, or 25.3%, to $10.9 million from $8.7 million in the third quarter of 1998. The operating margin for the third quarter of 1999 and third quarter 1998 remained stable at 2.0%.

SECURITY SERVICES

The operating income of the security services business increased $0.9 million, or 14.5%, to $7.1 million in the third quarter of 1999 from $6.2 million for the comparable quarter last year. North American Operations' operating income increased $0.1 million, or 1.7%, to $6.0 million in the third quarter 1999 from $5.9 million in the third quarter 1998. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations for the third quarter of 1999, as a percentage of revenues, decreased slightly to 2.7% from 2.9% for the comparable third quarter of 1998. This decrease is principally attributable to an increase in the allocation of general and administrative expenses. International Operations' operating income increased $0.8 million to $1.1 million in the third quarter 1999 from $0.3 million in the third quarter 1998, due principally to improved operations in Africa and Europe.

CORRECTIONAL SERVICES

Third quarter 1999 operating income increased $0.9 million, or 14.8%, to $7.0 million from $6.1 million in the comparable period in 1998. Third quarter 1999 operating income as a percent of revenue declined to 6.3% from 7.8% in 1998. The decrease in operating margin was due partially to lease payments to CPV of $5.2 million offset by the amortization of deferred revenue of $0.4 million from the sale of properties and expenses related to the construction of a new facility for South Florida State Hospital. Additional expenses were also incurred related to operations at the Jena Juvenile Justice Center, (Louisiana), Lea County Correctional Facility (New Mexico), Guadalupe County Correctional Facility (New Mexico), and Taft Correctional Institution (California). WHC has developed strategies to improve the operational performance of these facilities, however, there can be no assurances that these strategies will be successful.

FLEXIBLE STAFFING SERVICES

The operating profit of Flexible Staffing Services was $1.0 million in the third quarter of 1999, as compared to $0.9 million in third quarter 1998. The improvement is attributable to revenue growth (both temporary hours and number of leased employees) and improved margins in employee leasing operations. Salaries, wages, payroll taxes and other direct costs of worksite employees (i.e. leased employees) hours, are pass-through costs not subject to the Company's control and therefore increase revenues without a commensurate operating margin benefit.

UNALLOCATED CORPORATE EXPENSES AND INFORMATION SYSTEMS

Unallocated corporate general and administrative expenses decreased 6.7% to $4.2 million in the third quarter 1999 from $4.5 million in the third quarter 1998. This decrease is principally attributable to an increased allocation of general and administrative expenses to the business segments. As a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 0.8% of revenues in the third quarter 1999 from 1.0% of revenues in the third quarter 1998.

OTHER INCOME/EXPENSE

The Company realized other expense, net, of $0.2 million in the third quarter 1999 compared to $1.0 million of net other income in the third quarter of 1998. Investment income remained flat at $1.3 million. Interest expense increased $1.2 million to $1.5 million in the third quarter 1999 from $0.3 million in the third quarter 1998. This increase is primarily attributable to increased interest expense related to the increase in securitized accounts receivables and the revolver loan along with higher interest rates.

INCOME BEFORE INCOME TAXES

Third quarter 1999 income before taxes increased $1.0 million, or 10.3%, to $10.7 million from $9.7 million in the third quarter 1998.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $16.7 million, or 3.1% of revenues for the third quarter 1999, which was $4.1 million, or 32.5%, higher than the third quarter 1998. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 39.8% for the first three quarters of 1999 and 39.7% for the first three quarters of 1998.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased $0.4 million to $2.7 million in the third quarter 1999 from $2.3 million in the third quarter 1998, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) increased $1.0 million to $1.7 million in the third quarter 1999 from $0.7 million in the third quarter 1998. This increase relates to the Space Gateway Support joint venture in the North American Operations and in the U.K. due to the commencement of home monitoring contracts in January 1999 and a prison which opened in March 1999.

NET INCOME

Net income was $5.4 million for the third quarter 1999, or $0.36 basic earnings per share, as compared to $4.4 million, or $0.30 basic earnings per share for the same period in 1998. Earnings per share on a diluted basis was $0.35 in the third quarter 1999 compared to $0.29 per share for the same period in 1998. Goodwill amortization, after tax, amounted to $0.3 million for each of the third quarters ended 1999 and 1998. Excluding goodwill amortization, after tax, basic earnings per share were $0.38 and $0.32 for the third quarter 1999 and 1998, respectively. Likewise, diluted earnings per share were $0.37 and $0.31 for the third quarter 1999 and 1998, respectively.

RESULTS OF OPERATIONS

Comparison of Thirty-nine Weeks Ended October 3, 1999 and Thirty-nine Weeks Ended September 27, 1998

The table below summarizes the Company's results of operations for the thirty-nine weeks ended October 3, 1999 ("year-to-date") and September 27, 1998 (`year-to-date") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):



                                                            Thirty-nine Weeks Ended
                                              -------------------------------------------------------
                                                   October 3, 1999             September 27, 1998
                                              -------------------------   ---------------------------
                                                    $            %               $              %
                                              -----------   -----------   --------------   ----------
REVENUES (a)
  Security Services:
        North American Operations               658.4           41.7            588.4          46.9
        International Operations                110.2            7.0             99.9           8.0
                                              -----------   -----------   --------------   ----------
                                                768.6           48.7            688.3          54.9

  Correctional Services                         315.5           20.0            224.1          17.9
  Flexible Staffing Services                    493.8           31.3            341.3          27.2
                                              -----------   -----------   --------------   ----------
  Consolidated revenues                       1,577.9          100.0          1,253.7         100.0
                                              ===========   ===========   ==============   ==========

OPERATING INCOME (b)
  Security Services:
        North America Operations                 17.3            2.6             16.1           2.7
        International Operations                  1.9            1.7              1.2           1.2
                                              -----------                 --------------
                                                 19.2            2.5             17.3           2.5

  Correctional Services                          20.3            6.4             17.5           7.8
  Flexible Staffing Services                      2.5            0.5              1.7           0.5
  Unallocated corporate expense                 (14.2)          (0.9)           (13.1)         (1.0)
                                              -----------                 --------------
  Consolidated operating income                  27.8            1.8             23.4           1.9
                                              ===========                 ==============

(a) Represents percent of total revenues.
(b) Represents percent of respective business related revenues.

COMPARISON OF THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999 AND THIRTY-NINE WEEKS ENDED IN SEPTEMBER 27, 1998

REVENUES

Year-to-date 1999 consolidated revenues increased $324.2 million, or 25.9%, to $1,577.9 million from $1,253.7 million in 1998. The Company's expansion into flexible staffing services, the increase in domestic and international security services and the increase in correctional services were the contributors to the improvements over the prior year.

SECURITY SERVICES

Year-to-date 1999 Security Services revenues increased $80.3 million, or 11.7%, to $768.6 million from $688.3 million in the first three quarters of 1998. Revenues from North American Operations increased $70.0 million, or 11.9%, to $658.4 million in the first three quarters of 1999 from $588.4 million in the first three quarters of 1998. There was an expansion of revenues from national accounts due to new contracts and increases in existing contracts. International Operations revenues increased $10.3 million, or 10.3%, to $110.2 million in the first three quarters of 1999 compared to $99.9 million in the first three quarters of 1998. Increases in international security revenues are primarily attributable to growth in Europe and Latin America.

CORRECTIONAL SERVICES

Year-to-date 1999 Correctional Services revenues increased $91.4 million, or 40.8%, to $315.5 million from $224.1 million in the comparable period of 1998. Approximately $75.2 million of the increase in revenues in the first three quarters of 1999 compared to the same period in 1998 is attributable to an increase in compensated resident days resulting from the opening of 8 facilities in 1998, and with the opening of 4 facilities in 1999. The balance of the increase in revenues was attributable to facilities open during all of both periods. Compensated resident days increased to approximately 7,116,074 in the first nine months of 1999 from 5,265,787 in the comparable period during 1998. Occupancy at facilities increased to approximately 97.0% of capacity compared to 96.0% in the first nine months of 1998.

FLEXIBLE STAFFING SERVICES

Flexible Staffing Services year to date 1999 revenues of $493.8 million reflect the acquisition, in November 1998, of Sharp and Advantage Temporary Staffing Companies and were 44.7% above last year's revenues of $341.3. Leased employees grew to approximately 29,600 at the end of the third quarter 1999 from 24,100 at the end of the third quarter 1998. Including Sharp and Advantage, temporary staffing hours grew to approximately 856,300 during the third quarter 1999 from approximately 475,600 during the third quarter 1998.

OPERATING INCOME

Year to date 1999 consolidated operating income increased $4.4 million, or 18.8%, to $27.8 million from $23.4 million in the same period of 1998. Year-to-date 1998 consolidated operating income as a percent of consolidated revenues decreased to 1.8% from 1.9% from the comparable period in 1998. Offsetting the increase in operating income from higher revenues were WHC's lease payments to CPV, the increase in revenues attributable to pass-through costs of Staffing Services which are not subject to the Company's control, and a decrease in operating income of certain subsidiaries of International Operations.

SECURITY SERVICES

The operating income of the security services business increased $1.9 million, or 11.0%, to $19.2 million in the first nine months of 1999 from $17.3 million for the comparable period of last year. North American Operations' operating income increased $1.2 million, or 7.5%, to $17.3 million in the first three quarters of 1999 from $16.1 million in the same period of 1998. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations, as a percentage of revenues, decreased slightly to 2.6% as compared to 2.7% for the same period in 1998. This decrease is principally attributable to an increase in the allocation of general and administrative expenses. International Operations' operating income increased $0.7 million to $1.9 million in the first nine months of 1999 from $1.2 million in the first nine months of 1998 due principally to improved operations in Africa and Europe.

CORRECTIONAL SERVICES

Year-to-date 1999 operating income increased $2.8 million, or 16.0%, to $20.3 million from $17.5 million in the comparable period in 1998. Year to date 1999 operating income as a percent of revenue declined to 6.4% from 7.8% in 1998. The decrease in operating margin was due partially to lease payments to CPV of $15.3 million offset by the amortization of deferred revenue of $1.2 million and expenses related to the construction of a new facility for South Florida State Hospital. Additional expenses were also incurred related to operations at the New Mexico facilities, East Mississippi Correctional Facility (Mississippi), Jena Juvenile Justice Center (Louisiana), Ronald McPherson Correctional Facility (Arkansas) and Taft Correctional Institute (California). WHC has developed strategies to improve the operational performance of these facilities, however, there can be no assurances that these strategies will be successful.

FLEXIBLE STAFFING SERVICES

The operating profit of Flexible Staffing Services was $2.5 million in the first three quarters of 1999, as compared to $1.7 million in the comparable period in 1998. The improvement is attributable to revenue growth (both temporary hours and number of leased employees) and improved margins in employee leasing operations. Salaries, wages, payroll taxes and other direct costs of worksite employees (i.e. leased employees) hours, are pass-through costs not subject to the Company's control and therefore increase revenues without a commensurate operating margin benefit.

UNALLOCATED CORPORATE EXPENSES AND INFORMATION SYSTEMS

Unallocated corporate general and administrative expenses increased 8.4% to $14.2 million in the first nine months of 1999 from $13.1 million in the first nine months of 1998. The increase over the prior year reflects the continuing increase in information technology costs related to the rollout of new enterprisewide systems and personnel costs of administrative departments. As a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 0.9% of revenues in the first nine months of 1999 from 1.0% of revenues in the same period of 1998.

OTHER INCOME/EXPENSE

The Company realized other expense, net, of $0.2 million through the first three quarters of 1999 compared to $1.4 million of net other income for the same period in 1998. Investment income increased $0.4 million to $3.5 million in the first nine months of 1999 from $3.1 million in the first nine months of 1998. This increase is primarily attributable to WHC's investment of cash proceeds from sales to CPV. Interest expense increased $2.0 million to $3.7 million in the first nine months of 1999 from $1.7 million in the same period of 1998. This increase is primarily attributable to increased interest expense related to increases in the average outstanding balances for securitized accounts receivables and the revolver loan along with higher interest rates.

INCOME BEFORE INCOME TAXES

Year-to-date 1999 income before taxes increased $2.8 million, or 11.3%, to $27.6 million from $24.8 million in the first nine months of 1998.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $44.5 million, or 2.8% of revenues for the first nine months of 1999, which was $8.6 million, or 24.0%, higher than the comparable period of 1998. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 39.8% for the first three quarters of 1999 and 39.7% for the first three quarters of 1998.


MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased $1.5 million to $7.7 million in the first nine months of 1999 from $6.2 million in the first nine months of 1998, reflecting principally the increase in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) increased $3.1 million to $5.2 million in the first three quarters of 1999 from $2.1 million in the same period of 1998. This increase relates to the Space Gateway Support joint venture in the North American Operations; improved performances overseas, primarily in Chile and Greece; and in the U.K. due to the commencement of home monitoring contracts in January 1999 and the opening of a prison in March 1999.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before the cumulative effect of change in accounting principle increased $3.2 million, to $14.1 million in the first nine months of 1999 compared to $10.9 million in the first nine months of 1998. Diluted earnings per share before the cumulative effect of change in accounting principle was $0.92 in the first nine months of 1999, compared to $0.72 for the same period in 1998.

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

NET INCOME

Net income was $14.1 million for the first nine months 1999, or $0.94 basic earnings per share, as compared to $4.3 million for the same period in 1998. Earnings per share on a diluted basis was $0.92 in the first nine months of 1999 compared to $0.28 per share for the same period in 1998. Goodwill amortization, after tax, amounted to $0.9 million and $0.8 million for the nine months ended 1999 and 1998, respectively. Excluding goodwill amortization, after tax, basic earnings per share were $1.00 and $0.34 for the first three quarters of 1999 and 1998, respectively. Likewise, diluted earnings per share were $0.97 and $0.33 for the first three quarters of 1999 and 1998, respectively.

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

(b).  Reports on Form 8-K

The Company did not file a Form 8-K during the third quarter of 1999.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the Thirty-nine weeks ended October 3, 1999 to be signed on its behalf by the undersigned hereunto duly authorized.

                                        THE WACKENHUT CORPORATION



DATE:  November 15, 1999

                                        /s/ Philip L. Maslowe
                                        ------------------------------
                                        Philip L. Maslowe,
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER