Form 10-K405
period 2000-01-02
WACKENHUT CORP
filed 2000-03-30
CIK 104030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________


                          Commission File Number 1-5450


                            THE WACKENHUT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               FLORIDA                                59-0857245
----------------------------------------   ------------------------------------
(State of Incorporation or Organization)   (I.R.S. Employer Identification No.)


           4200 WACKENHUT DR. #100,
            PALM BEACH GARDENS, FL                      33410-4243
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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At February 18, 2000, the aggregate value of 1,922,111 shares of Series A Common Stock and 8,924,287 shares of Series B Common Stock held by non-affiliates of the Registrant was $116,032,292.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the registrant's Annual Report to Shareholders for the fiscal year ended January 2, 2000 are incorporated by reference into Parts II and IV of this Report.

     Parts of the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Wackenhut Corporation (the "Company") is a leading outsourcer of diversified services to business and government. The Company focuses strategically on three major businesses worldwide - security related and other operational support services, developer and manager of privatized correctional and detention facilities and personnel employee leasing and temporary services. The Security Services business consists of North America and Wackenhut International (WII). The security-related services businesses have expanded into a range of other support services to include base operations, facility management, fire and emergency medical services and food service to private and publicly managed correctional facilities. WII provides a greater variety of services than the Company offers domestically. These services include, among other things, electronic security systems, central station monitoring, cash-in-transit, satellite tracking of vehicles and cargo, building maintenance, secure storage of documents, postal services and distribution logistics. The Company, through its approximately 56% owned public subsidiary, Wackenhut Corrections Corporation (NYSE: WHC) designs, constructs, finances and manages correctional, detention and public sector mental health facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. During the past four years, the Company has established a national presence in the flexible staffing industry which includes personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services. The Company has approximately 76,000 full and part-time employees, worldwide, serving over 10,000 commercial and governmental customers through an extensive network of offices and operations in 48 states and approximately 56 countries.

     The Company was incorporated in 1958 to continue the businesses that were originally established in 1954 by its Chairman, George R. Wackenhut, to provide security-related services to commercial and governmental customers. Since its founding, the Company has grown by: (i) enhancing its position in its security-related services business through the development of specialized and upgraded services; (ii) targeting specific segments of the security services industry; and (iii) expanding into a range of other support services in response to a growing trend toward privatization of governmental services and outsourcing by commercial customers.

     The Company is one of the largest security services organizations in the United States and is the leading United States-based provider of security services abroad. In addition to its physical security and uniformed officer services, the Company is a leader in the development of specialized niche services. For example, in response to a growing demand in the marketplace for security professionals with greater skill and responsibility levels, the Company has developed its Custom Protection Officer(R) ("CPO") program to provide highly specialized and trained security professionals to a broad range of customers such as national retailers, financial institutions and gated communities. CPO security professionals also are used as supplemental law enforcement forces by public transportation authorities and other governmental entities. Custom Protection Officer(R) is a Registered Service Mark of The Wackenhut Corporation. Another market initiative is the Company's National Accounts program, developed to provide focused and consistent service quality across its larger client's national, regional and global organizations. These clients asked for, and received, a dedicated executive within the Company to integrate and coordinate client security programs. These quality-centered programs partner the Company and its clients in performance excellence across the client's organization. The Company believes that the National Accounts program may also enable it to expand the scope of services offered worldwide to its National Account customers*. Management believes that the high quality and consistent service of its CPO and National Accounts programs provide the Company with an opportunity to maintain and enhance long-term relationships with its clients*.




--------
* Refer to Forward Looking Statements included in Exhibit 13.0 - page 21 to this Form 10-K.

     As part of its strategy to respond to the growing trend toward privatization of governmental services, in 1984 the Company entered into the development and management of privatized correctional and detention facilities, a business which is now operated exclusively through its approximately 56% owned Wackenhut Corrections Corporation subsidiary ("WHC"). As of December 1999, WHC had contracts to manage 56 privatized correctional, detention and public sector mental health facilities, with a rated capacity of 39,930 beds. As of December 1999, 50 of these facilities with a rated capacity of 32,100 beds were in operation. It also had contracts for prisoner transportation, correctional health care services, and electronic monitoring.

     Building upon four decades of expertise in outsourcing services to businesses and government, in the third quarter of 1996, the Company entered into the professional employer organization ("PEO") employee leasing business by establishing Oasis Outsourcing, Inc. During 1997, the Company continued to expand its market presence in these areas and, consistent with that strategy, Wackenhut Resources, Inc. (WRI), a subsidiary of the Company, acquired the King Companies, in May 1997, and Professional Employee Management, Inc. (PEM Companies) in December 1997. Both companies are professional employer organizations, and in addition, the King Companies are in the temporary employment and recruiting service business. These two companies were combined with Oasis Outsourcing, Inc., under Wackenhut Resources, Inc., to form Flexible Staffing Services (Staffing Services). In November 1998, Flexible Staffing Services acquired Sharp Services and Advantage Temporary Services companies. By the end of 1999, Flexible Staffing Services had 21 PEO and 16 staffing offices in 11 states.

     In addition to the services, which the Company has specifically targeted for expansion, the Company continues to explore and selectively invest in other service businesses, including commercial and governmental support services, supplemental police services, crash-fire-rescue services, fire protection services, and airport services

BUSINESS STRATEGY

     The Company focuses strategically on three major businesses worldwide - security related and other operational support services, developer and manager of privatized correctional and detention facilities and personnel employee leasing and temporary services. Key elements of the Company's business strategy are described below:

     SECURITY SERVICES

     o ENHANCE LEADERSHIP POSITION OF SECURITY-RELATED SERVICES. The Company strives to enhance its market position by attempting to provide the most reliable and consistent service in the industry. The Company believes its security professionals provide quality service because of: (i) strictly enforced screening and hiring procedures; (ii) intensive training; (iii) well organized supervisory and feedback procedures, and (iv) management dedicated to total quality programs.

     o DEVELOP SPECIALIZED SECURITY SERVICES. The Company has identified and targeted the National Account and CPO programs, as well as the traditional small commercial client market, as ongoing growth avenues toward market expansion. Management believes that the high quality and consistent service of its National Accounts and CPO programs provide the Company with an opportunity to establish and enhance long-term relationships with all its clients*.

     o DEVELOP COMPLEMENTARY SUPPORT SERVICES. The Company will seek to expand the scope of complementary support services it offers. The Company's successful identification and development of the correctional services and the staffing services has provided it with the experience it believes will allow it to develop other specialized programs and support services*.


--------

* Refer to Forward Looking Statements included in Exhibit 13.0 - page 21 to this Form 10-K.

     o GEOGRAPHIC EXPANSION. The Company seeks to increase revenues and enhance earnings stability by continuing to expand its international presence in countries where its clients are expanding and building on its established expertise of local operations in existing and emerging markets. Historical revenue growth has been centered in Central and South America and, more recently, the Company has established its presence in Eastern European, Asian and African markets. Management believes that the Company's presence in approximately 56 countries worldwide provides it with an advantage when pursuing contracts with multi-national corporations.

     CORRECTIONAL SERVICES

          WHC's objective is to enhance its position as one of the leading providers of privatized correctional, detention and public sector mental health facility services. Key elements of WHC's business strategy include:
     (i) effective management of projects; (ii) selective development of new business opportunities such as mental health services provided through its subsidiary Atlantic Shores Healthcare, Inc.; (iii) selective pursuit of acquisitions; (iv) expansion of its scope of services; (v) expansion into international markets by establishing alliances with strategic local partners; and (vi) limiting capital risk.

     FLEXIBLE STAFFING SERVICES

         Wackenhut Resources has methodically expanded to become one of the largest outsourcing companies in the U.S. Its growth is resulting from the increasing trend of small and medium size businesses to lease employees from PEOs or use temporary workers in order to cut costs and provide more and better employee benefits. Wackenhut Resources' strategy for growth is to seek a balance between employee leasing and temporary staffing. It is felt that this broader blend of human resources services will better meet the needs of our clients as outsourcing trends continue. In addition to internal growth, the Company seeks to increase its presence in staffing services through selective acquisitions* such as the acquisitions of the King Companies in May 1997, Professional Employee Management, Inc. (PEM Companies) in December 1997, and Sharp Services and Advantage Temporary Services Companies in November 1998.

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

     Guard service is often characterized within the industry as either "proprietary" or "contract," depending on the service provider. Under proprietary arrangements, end users of the services employ, schedule and manage their own security officers. In contrast, contract services are provided to end users pursuant to contracts with independent security-related service firms such as Wackenhut. Management believes that the advantages to clients of using contract security service providers rather than providing services internally on a proprietary basis are three-fold: (i) the client may realize cost and administrative savings; (ii) the client is freed to concentrate on its core competencies; and (iii) the client may be able to reduce labor management concerns with security-related employees, who are employed by the Company.

     CORRECTIONAL SERVICES. WHC views governmental agencies responsible for state correctional facilities in the United States and governmental agencies responsible for correctional facilities in the United Kingdom and Australia


--------

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

COMPANY ORGANIZATION

     The Company's business can be divided into the Security Services, Correctional Services and Flexible Staffing Services. Securities Services encompasses all commercial and governmental business of the North American Operations (including Wackenhut of Canada Limited) and the International Operations. Security Services provides security-related and other support services. Correctional Services, which consists exclusively of the business conducted through WHC, provides privatized correctional, detention, and public sector mental health, facility design, development and management services. Flexible Staffing Services provides personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services. The following table sets forth the contribution to consolidated revenues and operating income by each of the Company's business segments for 1999, 1998 (53 weeks) and 1997 in millions of dollars. See Note 18 of Notes to Consolidated Financial Statements (which also includes a summary of domestic and international operations) included in Exhibit 13.0 to this Form 10-K.

                                                         1999           1998           1997
                                                       --------       --------       --------
         REVENUES

         SECURITY SERVICES
              North American Operations                $  892.3       $  810.0       $  711.8
              International Operations                    148.7          137.2          117.2
                                                       --------       --------       --------
                                                        1,041.0          947.2          829.0

         CORRECTIONAL SERVICES                            438.5          312.8          206.9
         FLEXIBLE STAFFING SERVICES                       672.8          495.1           90.9
                                                       --------       --------       --------
         CONSOLIDATED REVENUES                         $2,152.3       $1,755.1       $1,126.8
                                                       ========       ========       ========

         OPERATING INCOME

         SECURITY SERVICES
              North American Operations                $   24.7       $   22.2       $   20.1
              International Operations                      3.0            2.0            0.2
                                                       --------       --------       --------
                                                           27.7           24.2           20.3

         CORRECTIONAL SERVICES                             26.0           22.5           16.5
         FLEXIBLE STAFFING SERVICES                         3.5            2.7           (0.3)
         UNALLOCATED CORPORATE EXPENSE                    (19.3)         (17.0)         (14.9)
         ONE-TIME CHARGE AND IMPAIRMENT OF ASSETS                           --          (18.3)
                                                       --------       --------       --------
         CONSOLIDATED OPERATING INCOME                 $   37.9       $   32.4       $    3.3
                                                       ========       ========       ========








--------

* Refer to Forward Looking Statements included in Exhibit 13.0 - page 21 to this Form 10-K.

SECURITY SERVICES

     Security Services is conducted through two separate operations: the North American Operations and the International Operations.

NORTH AMERICAN OPERATIONS. The North American Operations (NAO) has historically provided the majority of the Company's consolidated revenues. NAO provides security-related and other support services throughout the United States and Canada. The North American Operations is subdivided between commercial, and government and regulated industry accounts. In conducting its Security Services, the Company has adopted a quality management approach to its services. General management responsibilities for each operation are vested in managers of geographic regions supported by a small group of managers located at Company headquarters. Day-to-day management responsibility for each group is vested in regional and site field managers who have primary responsibility for client contact and satisfaction. Field managers are selected through an intensive screening process and receive what the Company believes is state-of-the-art training. Supervisory personnel from Company headquarters periodically visit region headquarters and sites and carefully monitor operating results.

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

     The Company intends to emphasize attracting and retaining national accounts that benefit from security-related services on a national or regional level at multiple locations. Such clients include retail chains, banks, specialized manufacturers and high tech companies. Management believes that such clients value the flexibility and service provided by a dedicated single point of contact with the Company through these nationally managed programs.

     For its CPO program, the Company recruits law enforcement academy graduates, former military police, and members of elite military units and college graduates with criminology-related degrees. These recruits are prepared for critical security assignments after completing a Company training program that surpasses any state or local requirements for security officer licensing. CPO security personnel perform such functions as prisoner transportation in Maryland and Colorado, neighborhood and downtown security in Florida, transit security in Wisconsin and Colorado, and other supplemental law enforcement-related services. Management believes that services provided by CPO security personnel distinguish the Company's services from those of the competition by providing highly specialized and trained security personnel capable of undertaking and accepting responsibilities that are beyond the capabilities of traditional security guards.

     Contracts with private industry generally are for a minimum of a one-year term. Most of these contracts are subject to termination by either party on 30 days prior notice. For most small accounts billing rates are typically based on a specified rate per hour and generally are subject to renegotiations or escalation if related costs increase because of changes in minimum wage laws, payroll tax changes or certain other events beyond the control of the Company. For many larger accounts, cost plus performance and management fee contracts are becoming the norm.

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

     GOVERNMENT AND REGULATED INDUSTRY ACCOUNTS. The Company provides specialized security-related and support services for United States federal government entities, nuclear power generating facilities and prison and jail food service operations. Wackenhut Services, Inc. ("WSI") provides security services primarily to United States federal government entities. Services provided by WSI range from basic security and administrative support to specialized emergency response. In the United States, WSI provides security-related services at 12 sensitive government installations. For example, the Company has held the operations and maintenance contract for the Savannah River Site in South Carolina since 1983, the single largest government contract for security-related services. Since 1990, the Company has managed the Rocky Flats Environmental Technology Site near Denver and since 1964, has managed the Nevada Test Site near Las Vegas, and in this year, began providing security services at the Oak Ridge site. Since 1984, WSI has overseen training and resource development for the United States Department of Energy at the Nonproliferation and National Security Institute in Albuquerque, New Mexico. The Company's service contracts with governmental agencies are typically cost-reimbursable contracts providing the Company the ability to earn award fees based upon the achievement of performance goals. The Company's service contracts with governmental agencies are subject to annual governmental appropriations.

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

     The Company's correctional foodservice business, one of the largest in the industry, provides over 68 million meals annually to over 82 jail and prison facilities in 21 states throughout the United States. Food for regular, therapeutic and religious diets is prepared using conventional or cook-chill methods. The Company provides a quality assurance program that encompasses all aspects of the foodservice business. Specifically, the Company provides product testing and menu development through its staff of nutritional experts, which includes professional dietitians. Also, to ensure high quality of service and product, facility audits are conducted on an on-going basis. The Company bids for foodservice contracts and provides food services on a cost per meal basis. Complete foodservice management, commissary, laundry and janitorial programs are available to correctional clients.

     INTERNATIONAL OPERATIONS. International Operations accounts for approximately 7% of the Company's consolidated revenues. International Operation services is conducted primarily through Wackenhut International, Inc., ("WII") and its subsidiaries, affiliates and strategic partners.

     WII includes a network of subsidiaries, partnerships and affiliates in over 54 countries. Management believes the Company's international presence, through the operations of WII, is larger than any of its United States-based competitors. The majority of WII's international operations are structured through joint ventures with parties who operate in the given market. These parties often provide valuable insight into local markets, in addition to sharing financial responsibility for the venture. WII also provides a greater variety of services than the Company offers domestically. These services include, among other things, electronic security systems, central station monitoring, cash-in-transit, satellite tracking of vehicles and cargo, building maintenance, secure storage of documents, postal services, and distribution logistics. The Company believes that this experience will be valuable in assisting the Company's domestic expansion into new support service areas.

     The Company's goal is to increase its international presence where its clients are expanding. With operations in every Latin American country, WII is concentrating in establishing its presence in Eastern Europe, Asia and Africa. In addition to providing traditional security services to commercial customers at overseas locations, WII provides security for the U.S. Department of State at embassies and missions in 17 locations. WII also provides protective services at NASA space shuttle support sites in Africa. Major competitors of WII include large United States-based companies with operations overseas, sizable foreign concerns such as Group 4, Securitas, Securicor, and Chubb and local and regional companies.

CORRECTIONAL SERVICES

     Correctional Services is conducted through the operations of Wackenhut Corrections, Inc. ("WHC"). WHC is a leading developer and manager of privatized correctional, detention and public sector mental health facilities in the United States, the United Kingdom, Australia and South Africa. WHC was founded in 1984 as a division of the Company to capitalize on emerging opportunities in the private correctional services market. As of December 1999, WHC had contracts to manage 56 correctional, detention and public sector mental health facilities with an aggregate rated capacity of 39,930 beds, 50 contracts representing 32,110 beds were in operation and 6 were under development by WHC. WHC offers a comprehensive range of correctional, detention and public sector mental health facility management services from individual consulting projects to the integrated design, construction and management of correctional, detention and public sector mental health facilities. In addition to providing the fundamental services relating to the security of facilities and the detention and care of inmates, WHC has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education, and job and life skills training. Management believes that WHC's experience in delivering a full range of quality privatization services on a cost-effective basis to governmental agencies provides such agencies strong incentives to choose WHC when awarding new contracts or renewing existing contracts.

WHC's facility management contracts typically have original terms ranging from one to ten years and give the customer at least one renewal option.

STAFFING SERVICES

     Building upon four decades of expertise in outsourcing services to businesses and government the Company entered into the professional employer organization ("PEO") employee leasing business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary, in the third quarter 1996. During 1997, the Company continued to expand its market presence and, consistent with that strategy, Wackenhut Resources, Inc. (WRI), a subsidiary of the Company, acquired the King Companies, in May 1997, and Professional Employee Management, Inc. (PEM Companies) in December 1997. Both companies are professional employer organizations, and in addition, the King Companies are in the temporary employment and recruiting service business. These two companies were combined with Oasis Outsourcing, Inc., under Wackenhut Resources, Inc., to form Flexible Staffing Services (Staffing Services). In November 1998 Flexible Staffing Services acquired Sharp Services Inc. and Advantage Temporary Services companies. By the end of 1999, Flexible Staffing Services had 21 PEO and 16 staffing offices in 11 states.

CUSTOMERS

     During 1999, the Security Services provided services to 15,000 customers worldwide. No one customer comprised more than 10% of Security Services revenue during 1999 or 1998. Correctional Services contracts with governmental agencies of the State of Texas accounted for 19% and 25% of WHC's revenue in Fiscal 1999, respectively, and contracts with the State of Florida accounted for 19% and 11% of WHC's revenues in Fiscal 1999 and Fiscal 1998, respectively. The Staffing Services Business provides services to approximately 860 employee leasing clients. No one customer comprised more than 10% of Staffing Services revenue during 1999 or 1998.

COMPETITION

     The Company is one of the largest security and protective services organization in the United States and a leading provider of such services worldwide. The Company competes domestically and internationally with Burns Security Company and Securitas/Pinkerton's. The Company also competes with numerous local and regional security services companies. The top five providers of services similar to those provided by Security Services account for less than 15% of the security-services market in the United States. Competition in the security-related and other support services business is intense and is based primarily on price in relation to quality of service, the scope of services performed, and the extent of employee training and supervision. However, potential competitors can enter the security-related and other support services business without substantial capital investment or expense.

     WHC competes primarily on the basis of the quality and range of services offered, and its experience and reputation, both domestically and internationally, in the design and management of facilities. WHC competes with a number of companies domestically and internationally, including but not limited to, Prison Realty, Corrections Corporations of America, Correctional Services Corporation, Group 4 International Corrections Service, Securicor Group, U.K. Detention Services, Ltd., and Cornell Corrections Corporation. Some of the competitors are larger and have greater resources than WHC. WHC also competes on a localized basis in some markets with small companies that may have better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the correctional business without substantial capital investment or experience in management of correctional or detention facilities. In addition, in some markets, WHC may compete with governmental agencies that are responsible for correctional facilities.

     Although the overwhelming majority of PEOs are small, regionally based firms (the total number has been estimated at approximately 2,500), the Company competes with other major companies such as Staff Leasing, NovaCare, Employee Solutions, Administaff and The Vincam Group.

EMPLOYEES

     Security Services principal business is labor intensive, and is affected substantially by the availability of qualified personnel and the cost of labor. As of December 1999, Security Services had over 66,000 full and part-time employees worldwide, most of whom are security officers and other personnel providing physical security services. The Company has not experienced any material difficulty in employing sufficient numbers of suitable security officers. Security officers and other personnel supplied by the Company to its clients are employees of the Company, even though stationed regularly at a client's premises. A small percentage of the employees of the Security Service business are covered by collective bargaining agreements. Relations with employees have been generally satisfactory.

     As of December 1999, Correctional Services had approximately 8,900 full-time employees. Correctional Services employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. Employees at nine of WHC's Australian facilities are unionized.

     Staffing Services had approximately 300 administrative employees. In addition, Flexible Staffing Services had over 29,400 work-site employees as of December 1999.


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

COMMITMENTS AND CONTINGENCIES

     On August 31, 1999, WHC announced the mutual decision between WHC, the Texas Department of Criminal Justice State Jail Division ("TDJC") and Travis County, Texas to discontinue WHC's contract for the operation of the Travis County Community Justice Center. The contract was discontinued effective November 8, 1999. WHC is involved in discussions with TDCJ regarding close-out of all contract claims. The Company cannot predict the outcome of these discussions at this time.

     In New Mexico, WHC has been in discussions with the State's Department of Corrections and the Legislative Finance Committee and has submitted proposed contract modifications regarding additional compensation for physical plant modification and increased staffing at Guadalupe County Correctional Facility and Lea County Correctional Facility which have been implemented by WHC. At this time no agreement has been reached regarding these contract modifications.

ITEM 2. PROPERTIES

     The companies' executive offices are in The Wackenhut Center, located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida. The Wackenhut Center contains approximately 91,800 square feet and is leased from Lepercq Corporate Income Fund, L.P., for an initial term of 15 years, commencing in March 1996, with consecutive options to extend the term of the lease for three additional five-year periods. This lease requires annual rental payments in the amount of $1,758,102 with no escalation during the initial 15-year term.

     In 1997, WHC purchased and renovated a 72-bed psychiatric hospital in Ft. Lauderdale, Florida.

     The Company owns a 15,000 square foot warehouse building in Miami, Florida. In addition, the Company owns three buildings in Ecuador and one each in the Dominican Republic, Costa Rica, Puerto Rico, Peru and Uruguay that are used for the operations of its foreign subsidiaries in those countries. All other offices of the Company are leased.

     The aggregate fiscal 1999 rent expense for all non-cancelable operating leases of office space, automobiles, data processing and other equipment was $18.2 million. The Company owns substantially all uniforms, firearms, and accessories used by its security officers.

ITEM 3. LEGAL PROCEEDINGS

     The Company is presently, and is from time to time, subject to claims arising in the ordinary course of its business. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, there are no other pending legal proceedings except those disclosures below, for which the potential impact if decided unfavorable to the Company could have a material adverse effect on the consolidated financial statements of the Company.

     In Caldwell County, Texas a grand jury was convened to investigate allegations of sexual misconduct and document tampering by individuals employed or formerly employed by WHC at the Lockhart Facility. This grand jury has been dismissed and issued no indictments.

     In Travis County, Texas, a grand jury took testimony regarding sexual misconduct by individuals employed or formerly employed by WHC at the Travis County Community Justice Center. This grand jury indicted twelve of WHC's former facility employees for various types of sexual misconduct. Management believes these indictments are not expected to have any material financial impact on the Company. Eleven of the twelve indicted former employees already resigned from or had been terminated by WHC as a result of WHC initiated investigations over the course of the prior three years. WHC is not providing counsel to assist in the defense of these twelve individuals.

     The District Attorney in Travis County continues to review WHC documents for alleged document tampering at the Travis County Facility. At this time the Company cannot predict the outcome of this investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     GEORGE R. WACKENHUT is Chairman of the Board of the Company and has been since its inception. He was Chief Executive Officer of the Company from the time it was founded until February 18, 2000. He was President of the Company from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. Mr. Wackenhut is Chairman of the Board of Directors for Wackenhut Corrections Corporation, a member of the Board of Trustees of Correctional Properties Trust and is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge, and the President's Advisory Council for the Small Business Administration, Region IV. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School. He is also a former member of the Board of Directors of SSJ Medical Development, Inc., Miami, Florida. Mr. Wackenhut is also a member of the American Society for Industrial Security. He was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela and in 1999 was awarded the distinguished Ellis Island Medal of Honor by the National Ethnic Coalition of Organizations. Also in 1999, he was inducted into the West Chester University Hall of Fame and the Athlete's Hall of Fame in Delaware County, Pennsylvania. Mr. Wackenhut received his B.S. degree from the University of Hawaii and his M.Ed. degree from Johns Hopkins University. Mr. Wackenhut is married to Ruth J. Wackenhut, Secretary of the Company. His son, Richard R. Wackenhut, is Vice Chairman of the Board of the Company and is President and Chief Executive Officer of the Company.

     RICHARD R. WACKENHUT is Vice Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Wackenhut has been President and Chief Operating Officer of the Company and a member of the Board of Directors since 1986. He was Senior Vice President of Operations from 1983 to 1986. He was Manager of Physical Security from 1973 to 1974 and also served as Manager, Development at the Company's Headquarters from 1974 to 1976; Area Manager, Columbia, South Carolina, from 1976 to 1977; District Manager, Columbia, South Carolina from 1977 to 1979; Director, Physical Security Division at Corporate Headquarters from 1979 to 1980; Vice President, Operations from 1981 to 1982; and Senior Vice President, Domestic Operations from 1982 to 1983. Mr. Wackenhut is Director of Wackenhut del Ecuador, S.A.; Wackenhut UK Limited; Wackenhut Dominicana, S.A.; and several domestic subsidiaries of the Company, including Wackenhut Corrections Corporation. He is also a member of the Board of Trustees of Correctional Properties Trust. He is Vice Chairman of Associated Industries of Florida and is also a member of the American Society for Industrial Security, the International Association of Chiefs of Police and the International Security Management Association. He received his B.A. degree from The Citadel in 1969 and is currently a member of The Citadel Advisory Council. He also completed the Advanced Management Program of the Harvard University School of Business Administration in 1987. Mr. Wackenhut is the son of George R. Wackenhut, Chairman of the Board of the Company, and Ruth J. Wackenhut, Secretary of the Company.

     ALAN B. BERNSTEIN was elected to the Company's Board of Directors May 5, 1998, is Executive Vice President of the Company, beginning in 2000 became President, Global Security and was promoted to Chief Operating Officer effective March 9, 2000. Mr. Bernstein was President, North American Operations from 1991 through 1999. Prior to that, Mr. Bernstein was Senior Vice President, Domestic Operations from 1986 to 1991. He has been employed by the Company since 1976, except for a brief absence during 1982 when he was a partner in a family-owned security alarm business in New York State. Mr. Bernstein has served in the following positions with the Company or its subsidiaries: Vice President of Domestic Operations, 1985; Vice President, Corporate Business Development, 1984; President, Wackenhut Systems Corporation, 1983; Director of Integrated Guard Security, 1981; and Manager of Wackenhut Electronic Systems Corporation (Miami) from 1976 to 1981. He also serves on the Board of Directors of Ranger Security Detectors, Inc., El Paso, Texas; and several subsidiaries of the Corporation. He received his B.S.E.E. degree from the University of Rochester, and a M.B.A. degree from Cornell University.

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

     ROBERT C. KNEIP is Senior Vice President, Corporate Planning and Development of the Company, and President and Chief Executive Officer of Wackenhut Resources, Inc. Since he joined the Company in 1982, Dr. Kneip has held various positions in the Company including Director, Power Generating Services; Director, Contracts Management; Vice President, Contracts Management; and Vice President, Planning and Development. Dr. Kneip started Flexible Staffing Services by establishing OASIS Outsourcing, Inc., a majority owned subsidiary of the Company in 1996 and continues to be a major force in the Company's development of the Staffing Services Business. Prior to joining the Company, Dr. Kneip was employed by the Atomic Energy Commission, the Nuclear Regulatory Commission and Dravo Utility Constructors, Inc. He received a B.A. (Honors) from the University of Iowa, and an M.A. and Ph.D. from Tulane University.

     PHILIP L. MASLOWE is Senior Vice President and Chief Financial Officer of the Company and given the title of Treasurer effective March 9, 2000. He joined the Company in August 1997. Prior to joining the Company, Mr. Maslowe was employed by KinderCare Learning Centers, Inc., as Executive Vice President and Chief Financial Officer since 1993. Before joining KinderCare, he was Executive Vice President and Chief Financial Officer of Thrifty Corporation. From 1980 to 1991, Mr. Maslowe was with The Vons Companies, Inc., where he served as Group Vice President, Finance. Mr. Maslowe is a graduate of Loyola University of Chicago (magna cum laude) and holds a M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Maslowe also serves on the Board of Directors of Bruno's Supermarkets, Inc.

     SANDRA L. NUSBAUM is Senior Vice President, Human Resources of the Company. Since she joined the Company in 1981, Ms. Nusbaum has held various positions in the Company including Personnel Representative, Director of Compensation and Benefits, and Vice President, Human Resources. Prior to joining the Company, Ms. Nusbaum was employed by DAK Industries. Ms. Nusbaum received a B.B.A. degree in Personnel Management and Marketing from Florida International University.

     TIMOTHY J. HOWARD is Senior Vice President and General Counsel of the Company. Since he joined the Company in 1982, Mr. Howard has held various positions in the Company including Manager of Industrial Relations, Associate General Counsel, and Deputy General Counsel of the Legal Department. Prior to joining the Company, Mr. Howard was employed by the State of Florida and was also an attorney in private practice. Mr. Howard received a B.A. and a Juris Doctorate from the University of Florida.

     RUTH J. WACKENHUT is Secretary of the Company and has been since 1958. She is married to George R. Wackenhut, Chairman of the Board of the Company and her son, Richard R. Wackenhut, is Vice Chairman, President and Chief Executive Officer of the Company and is also a director.

     GEORGE C. ZOLEY is Senior Vice President of the Company and Vice Chairman and Chief Executive Officer of Wackenhut Corrections Corporation. He has served as President and a Director of Wackenhut Corrections Corporation since it was incorporated in 1988, and Chief Executive Officer since April 1994. Dr. Zoley established Wackenhut Corrections Corporation as a division of The Wackenhut Corporation in 1984, and continues to be a major force in the Company's development of privatized correctional and detention facilities business. Dr. Zoley is also director of each of the entities through which Wackenhut Corrections conducts its international operations and Trustee of Correctional Properties Trust. Dr. Zoley has also served as a manager, director and then Vice President of Government Services for Wackenhut Services, Inc. from 1981 through 1988. Prior to joining Wackenhut Services, Inc., Dr. Zoley held various administrative and management positions for city and county governments in South Florida. Dr. Zoley has a Masters and Doctorate Degree in Public Administration.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to page xx of the Registrant's 1999 Annual Report to Shareholders, Exhibit 13.0.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to pages xx through xx of the Registrant's 1999 Annual Report to Shareholders, Exhibit 13.0.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages xx through xx of the Registrant's 1999 Annual Report to Shareholders, Exhibit 13.0.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages xx through xx of the Registrant's 1999 Annual Report to Shareholders, Exhibit 13.0, except for the Financial Statement Schedule listed in Item 14 (a) (2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

     The information required by Items 10, 11, 12 and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Registrant" and is included in Part I, hereto) is contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 2000 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

               The following consolidated financial statements of the Company, included in the Registrant's Annual Report to Shareholders for the fiscal year ended January 2, 2000 are incorporated by reference in
          Part II, Item 8:

               Consolidated Balance Sheets - January 2, 2000 and January 3, 1999

               Consolidated Statements of Income - Fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997

               Consolidated Statements of Cash Flows - Fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997

               Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements - Fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997

               With the exception of the information incorporated by reference from the 1999 Annual Report to Shareholders in Part II, Items 5,6,7,8, and Parts IV of the Form 10-K, the Registrant's 1999 Annual Report to Shareholders is not to be deemed filed as part of this Report.

     2.   Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts - Page xx

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

     3.  Exhibits

         The following exhibits are filed as part of this Annual Report:

    EXHIBIT
     NUMBER                     DESCRIPTION
    -------                     -----------

       3.1    Articles of Incorporation as amended and restated

       3.2    Bylaws currently in effect

       4.1 Revolving Credit and Reimbursement Agreement dated December 30, 1997 by and among The Wackenhut Corporation, Nations Bank, N.A., ScotiaBanc, and SunTrust Bank, as Lenders, and NationsBank, N.A., as Agent (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       4.2 Receivables Purchase Agreement dated as of December 30, 1997 among Wackenhut Funding Corporation, as Transferor, The Wackenhut Corporation, as Servicer, Enterprise Funding Corporation, as a Purchaser, and Nations Bank, N.A., as Agent (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       4.3 Amended and Restated Credit Agreement, dated December 18, 1997, by and among Wackenhut Corrections Corporation, Nations Bank, National Association, Scotia Banc Inc. and the Lenders Party thereto from time to time (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

       4.4 Amended and Restated Participation Agreement, dated June 19, 1997 among Wackenhut Corrections Corporation, First Security Bank, National Association, the Various Bank and other Lending Institutions which are partners thereto from time to time, Scotia Banc Inc., and Nations Bank, National Association (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

       4.5 Amended and Restated Lease Agreement, dated as of June 19, 1997, between First Security Bank, National Association and Wackenhut Corrections Corporation (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

       4.6 Guaranty and Suretyship Agreement, dated December 18, 1997, among the Guarantors parties thereto and Nations Bank, National Association (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

       4.7 Third Amended and Restated Trust Agreement, dated as of June 19, 1997, among Nations Bank, National Association and other financial institutions parties thereto and First Security Bank, National Association. (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

       4.8 LC account agreement, dated as of December 30, 1997, and made between The Wackenhut Corporation, a Florida Corporation and Nations Bank, National Association, a national banking association, as a Lender (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       4.9 Amended and Restated Guaranty and Suretyship agreement, dated as of December 30, 1997 (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       4.10 Amendment Agreement No. 1 to Amended and Restated Credit Agreement, dated March 12, 1998, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       4.11 Amendment Agreement No. 2 to Amended and Restated Credit Agreement, dated August 7, 1998, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, as amended by Amendment Agreement No. 1 dated as of March 12, 1998, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       4.12 Amendment Agreement No. 3 to Amended and Restated Credit Agreement, dated February 10, 1999, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, as amended by Amendment Agreement No. 1 dated as of March 12, 1998, and as further amended by Amendment Agreement No. 2 dated August 7, 1998, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       4.13 Amendment Agreement No. 4 to Amended and Restated Credit Agreement, dated February 25, 1999, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, as amended by Amendment Agreement No. 1 dated as of March 12, 1998, Amendment Agreement No. 2 dated August 7, 1998, and Amendment Agreement No. 3 dated as of February 10, 1999, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       4.14 Amendment Agreement No. 5 to Amended and Restated Credit Agreement, dated April 12, 1999, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, as amended by Amendment Agreement No. 1 dated as of March 12, 1998, Amendment Agreement No. 2 dated August 7, 1998, Amendment Agreement No. 3 dated as of February 10, 1999, and Amendment Agreement No. 4 dated as of February 25, 1999, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto

       4.15 Amendment Agreement No. 6 to Amended and Restated Credit Agreement, dated May 19, 1999, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, as amended by Amendment Agreement No. 1 dated as of March 12, 1998, Amendment Agreement No. 2 dated August 7, 1998, Amendment Agreement No. 3 dated as of February 10, 1999, Amendment Agreement No. 4 dated as of February 25, 1999, and Amendment No. 5 dated as of April 12, 1999, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto

       4.16 Amendment Agreement No. 7 to Amended and Restated Credit Agreement, dated December 31, 1999, by and among Wackenhut Corporation (herein called the "Borrower"), NationsBank National Association (the "Agent"), as Agent for the lenders (the "Lenders") party to the Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1997, as amended by Amendment Agreement No. 1 dated as of March 12, 1998, Amendment Agreement No. 2 dated August 7, 1998, Amendment Agreement No. 3 dated as of February 10, 1999, Amendment Agreement No. 4 dated as of February 25, 1999, Amendment No. 5 dated as of April 12, 1999, and Amendment Agreement No. 6 dated as of May 19, 1999, among such Lenders, Borrower and the Agent (the "Agreement") and the Lenders whose name are subscribed hereto

       4.17 First Amendment to transfer and administration agreement (this "Amendment"), dated as of March 15, 2000 is among Wackenhut Funding Corporation, a Delaware corporation (the "Transferor"), The Wackenhut corporation, a Florida corporation, individually and as Servicer ("Wackenhut" or the "Servicer"), ENTERPRISE FUNDING CORPORATION, a Delaware corporation ("Enterprise" or the "Purchaser") and as its successors assigns, and NATIONSBANK, N.A., a national banking association ("NationsBank"), as Agent for Enterprise and the Bank Investors (in such capacity, the "Agent") and as a Bank Investor (in such capacity, the "Agent") and as a Bank Investor (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       4.18 Second Amendment to transfer and administration agreement (this "Amendment"), dated as of December 23, 1998 is among Wackenhut Funding Corporation, a Delaware corporation (the "Transferor"), The Wackenhut corporation, a Florida corporation, individually and as Servicer ("Wackenhut" or the "Servicer"), ENTERPRISE FUNDING CORPORATION, a Delaware corporation ("Enterprise" or the "Purchaser") and its successors assigns, and NATIONSBANK, N.A., a national banking association ("NationsBank"), as Agent for Enterprise and the Bank Investors (in such capacity, the "Agent") and as a Bank Investor (in such capacity, the "Agent") (incorporated by reference to the Registrants Form 10K Annual Report for the fiscal year ended January 3, 1999)

       4.19 Third Amendment to transfer and administration agreement (this "AMENDMENT"), dated as of January 29, 1999, among Wackenhut Funding Corporation, a Delaware corporation (the "TRANSFEROR") and its successors and assigns, THE WACKENHUT CORPORATION, a Florida corporation, individually and as servicer ("WACKENHUT" or the "SERVICER"), ENTERPRISE FUNDING CORPORATION, a Delaware corporation ("ENTERPRISE" or the "PURCHASER") and its successors assigns, and NATIONSBANK, N.A., a national banking association ("NATIONSBANK"), as agent for Enterprise and the Bank Investors (in such capacity, the "AGENT") and as a Bank Investor, amending that certain Transfer and Administration Agreement dated as of December 30, 1997 among the Transfer or, the Servicer, the Purchaser, the Agent and NationsBank (collectively, the "PARTIES"), as amended to the date hereof by the First Amendment to Transfer and Administration Agreement dated as of March 24, 1998, among the Parties and the Second Amendment to Transfer and Administration Agreement dated December 23, 1998, among the Parties

              (collectively, the "ORIGINAL AGREEMENT," and said agreement as amended by this Amendment, the "AGREEMENT") (incorporated by reference to the Registrants Form 10K Annual Report for the fiscal year ended January 3, 1999)

       4.20 Fourth Amendment to transfer and administration agreement (this "AMENDMENT"), dated as of January 28, 2000, among Wackenhut Funding Corporation, a Delaware corporation (the "TRANSFEROR") and its successors and assigns, THE WACKENHUT CORPORATION, a Florida corporation, individually and as servicer ("WACKENHUT" or the "SERVICER"), ENTERPRISE FUNDING CORPORATION, a Delaware corporation ("ENTERPRISE" or the "PURCHASER") and its successors assigns, and NATIONSBANK, N.A., a national banking association ("NATIONSBANK"), as agent for Enterprise and the Bank Investors (in such capacity, the "AGENT") and as a Bank Investor, amending that certain Transfer and Administration Agreement dated as of December 30, 1997 among the Transfer or, the Servicer, the Purchaser, the Agent and NationsBank (collectively, the "PARTIES"), as amended to the date hereof by the First Amendment to Transfer and Administration Agreement dated as of March 24, 1998, among the Parties, the Second Amendment to Transfer and Administration Agreement dated December 23, 1998, among the Parties and the Third Amendment to Transfer and Administration Agreement dated January 29, 1999, among the Parties (collectively, the "ORIGINAL AGREEMENT," and said agreement as amended by this Amendment, the "AGREEMENT")

       4.21 364-Day Revolving Credit Agreement dated September 10, 1999 by and among The Wackenhut Corporation and Bank of America, N.A., as Lenders

       10.1 Form of Deferred Compensation Agreement for Executive Officers (the "Senior Plan"): Alan B. Bernstein, Fernando Carrizosa, Robert
              C. Kneip, and Richard R. Wackenhut (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       10.2 Amendments to the Deferred Compensation Agreements for Executive Officers (the "Senior Plan"): Alan B. Bernstein, Fernando Carrizosa, Robert C. Kneip, and Richard R. Wackenhut (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       10.3 Executive Officer Retirement Plan (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

       10.4 Amended and Restated Split Dollar arrangement with George R. and Ruth J. Wackenhut (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31,
              1995)

       10.5 Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

       10.6 First Amendment dated November 3, 1995 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

       10.7 Key Employee Long-Term Incentive Stock Plan dated July 1991 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995)

       10.8 Second Amendment dated August 1, 1996 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

       10.9 Amended Non-employee Director Stock Option Plan dated October 29, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997)

       10.10 Third Amendment dated December 10, 1997 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel
              S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       10.11 Summary description of the amendment to the Key Employee Long-Term Incentive Stock Plan effective as of January 28, 1997 (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       10.12  Senior Officer Retirement Agreement for James P. Rowan

       10.13 Senior Officer Retirement Agreement for Sandra L. Nusbaum (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999)

       10.14  Senior Officer Retirement Agreement for Timothy J. Howard

       10.15  Senior Officer Retirement Agreement for Philip L. Maslowe

       13.0 Annual Report to Shareholders for the year ended January 2, 2000, beginning with page xx (to be deemed filed only to the extent required by the instructions to exhibits for reports on this Form 10-K)

       21.1   Subsidiaries of The Wackenhut Corporation

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

                                            THE WACKENHUT CORPORATION

Date: March 29, 2000                        By:    /s/ Philip L. Maslowe
                                               --------------------------------
                                                      Philip L. Maslowe
                                                  Senior Vice President and
                                                   Chief Financial Officer

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


                  SIGNATURE                                       TITLE                                       DATE
                  ---------                                       -----                                       ----


    /s/ Richard R. Wackenhut *               Vice Chairman of the Board President and Chief                March 5, 2000
-----------------------------------          Executive Officer (principal executive officer)
       Richard R. Wackenhut



      /s/ Philip L. Maslowe                  Senior Vice President and Chief Financial Officer             March 5, 2000
-----------------------------------
        Philip L. Maslowe



        /s/ Juan D. Miyar                    Vice President and Corporate Controller                       March 5, 2000
-----------------------------------          (principal accounting officer)
          Juan D. Miyar



     /s/ Alan B. Bernstein *                 Director                                                      March 5, 2000
-----------------------------------
        Alan B. Bernstein



   /s/ Julius W. Becton, Jr. *               Director                                                      March 5, 2000
-----------------------------------
      Julius W. Becton, Jr.



    /s/ Carroll A. Campbell *                Director                                                      March 5, 2000
-----------------------------------
       Carroll A. Campbell



   /s/ Benjamin R. Civiletti *               Director                                                      March 5, 2000
-----------------------------------
      Benjamin R. Civiletti



      /s/ Anne N. Foreman *                  Director                                                      March 5, 2000
-----------------------------------
         Anne N. Foreman



  /s/ Edward L. Hennessy, Jr. *              Director                                                      March 5, 2000
-----------------------------------
     Edward L. Hennessy, Jr.



       /s/ Paul X. Kelley *                  Director                                                      March 5, 2000
-----------------------------------
          Paul X. Kelley



    /s/ Nancy Clark Reynolds *               Director                                                      March 5, 2000
-----------------------------------
       Nancy Clark Reynolds



       /s/ John F. Ruffle*                   Director                                                      March 5, 2000
-----------------------------------
          John F. Ruffle



     /s/ Thomas P. Stafford*                 Director                                                      March 5, 2000
-----------------------------------
        Thomas P. Stafford




                  SIGNATURE                                       TITLE                                       DATE
                  ---------                                       -----                                       ----



     /s/ George R. Wackenhut *               Director                                                    March 5, 2000
 -----------------------------------
        George R. Wackenhut



     /s/ Richard R. Wackenhut *              Director                                                    March 5, 2000
 -----------------------------------
        Richard R. Wackenhut



*By    /s/ Timothy J. Howard               Senior Vice President, General Counsel and                    March 5, 2000
   ---------------------------------       Assistant Secretary
         Timothy J. Howard
         Attorney-in-fact




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Wackenhut Corporation's 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed above in Item 14(a) 2 of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
    February 17, 2000.

                                   SCHEDULE II

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE FISCAL YEARS ENDED JANUARY 2, 2000,
                     JANUARY 3, 1999 AND DECEMBER 28, 1997

                                 (IN THOUSANDS)


                                                  Balance At    Charged to     Charged    Deductions,  Balance At
                                                   Beginning     Cost and      to Other     Actual       End of
Description                                        of Period     Expenses     Accounts    Charge-Offs    Period
-----------                                        ---------     --------     --------    -----------    ------
YEAR ENDED JANUARY 2, 2000:
Allowance for doubtful accounts..................   $  4,699        1,769          119       (1,385)     $ 5,202

YEAR ENDED JANUARY 3, 1999:
Allowance for doubtful accounts..................   $  2,713        3,079          515       (1,608)     $ 4,699

YEAR ENDED DECEMBER 28, 1997:
Allowance for doubtful accounts..................   $  1,997          905           38         (227)     $ 2,713




Financial Review



The Wackenhut Corporation and Subsidiaries

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Quarterly dividends of $.075 per share on both its outstanding series A and B common stock were declared and paid for the first quarter of fiscal 1999 and for each of the four quarters of fiscal 1998. Thereafter, the Company discontinued its quarterly distribution of dividends. The Company intends to retain its earnings for general corporate purposes.

During the 1999 fiscal year, the Company purchased 5,092 shares of its series B common stock at an average price of $16.94 per share, and Wackenhut Corrections Corporation (NYSE: WHC) purchased 424,500 shares of its common stock at an average price of $18.72.

The ensuing table shows the high and low prices for the Company's series A (NYSE: WAK) and B (NYSE: WAKB) common stock, as reported on the New York Stock Exchange, for each quarterly period during fiscal 1999 and 1998. The prices shown in the table have been rounded to the nearest 1/16th. The approximate number of record holders of series A and B common stock as of February 17, 2000, was 601 and 623, respectively.

---------------------------------------------------------------------------------------------------------------------------------
                                           Fiscal 1999                                          Fiscal 1998
---------------------------------------------------------------------------------------------------------------------------------
                               Series A                   Series B                   Series A                  Series B
---------------------------------------------------------------------------------------------------------------------------------
                           High          Low         High          Low          High          Low          High         Low
First                   $  26         $ 21         $ 21-11/16   $ 16-11/16    $ 24-3/8      $ 21-1/2     $ 22-1/8     $ 19
Second                     29-3/4       20           24           14-3/4        25-1/16       21-1/2       22-11/16     20
Third                      29           19-1/2       23-1/2       14-9/16       23-1/8        18           21-5/8       15-1/2
Fourth                     20           12-3/8       15            8-1/4        26            19-5/8       21-15/16     14-13/16
---------------------------------------------------------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS

The management's discussion and analysis of financial condition and results of operations, corporate profile, letter to shareholders, corporate diversity, and the February 18, 2000 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the corporation operates. These sections of the annual report also include management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Wackenhut Corporation and Subsidiaries
SELECTED FINANCIAL DATA

(in millions except per share data)

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto.



FISCAL YEAR ENDED:                                                                                         1999          1998*
------------------------------------------------------------------------------------------------------ -------------- -------------
RESULTS OF OPERATIONS:
Revenues                                                                                                 $ 2,152.3      $ 1,755.1
Operating income [a]                                                                                          37.9           32.4
Income before income taxes [a]                                                                                39.9           34.6
Income before extraordinary charge and cumulative effect of accounting change [a]                             19.6           15.9
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for write-off of deferred start-up costs [b]                                          (6.6)
Cumulative effect of accounting change for income taxes
                                                                                                         ---------      ---------
Net income                                                                                               $    19.6      $     9.3
------------------------------------------------------------------------------------------------------   ---------      ---------
EARNINGS PER SHARE - BASIC: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]                        $    1.31      $    1.07
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for write-off of deferred start-up costs                                              (.44)
Cumulative effect of accounting change for income taxes
                                                                                                         ---------      ---------
Earnings per share - Basic                                                                               $    1.31      $     .63
------------------------------------------------------------------------------------------------------   ---------      ---------
EARNINGS PER SHARE - ASSUMING DILUTION: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]                        $    1.28      $    1.03
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for write-off of deferred start-up costs                                              (.44)
Cumulative effect of accounting change for income taxes
                                                                                                         ---------      ---------
Earnings per share - Assuming Dilution                                                                   $    1.28      $     .59
------------------------------------------------------------------------------------------------------   ---------      ---------
CASH DIVIDENDS PER SHARE OF COMMON STOCK: [c]
Total Dividends                                                                                          $     .08      $     .30
------------------------------------------------------------------------------------------------------   ---------      ---------
FINANCIAL CONDITION:
Working capital                                                                                          $   119.3      $    98.2
Total assets                                                                                                 525.7          445.0
Total debt [d]                                                                                                21.2            7.8
Shareholders' equity                                                                                         163.9          149.2
------------------------------------------------------------------------------------------------------   ---------      ---------



FISCAL YEAR ENDED:                                                                            1997          1996             1995
------------------------------------------------------------------------------------      -----------    ----------     ----------
RESULTS OF OPERATIONS:
Revenues                                                                                  $   1,126.8    $    906.0     $    797.0
Operating income [a]                                                                              3.3          16.3           15.8
Income before income taxes [a]                                                                    6.0          17.9           13.7
Income before extraordinary charge and cumulative effect of accounting change [a]                 0.1           9.1            7.3
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for write-off of deferred start-up costs [b]
Cumulative effect of accounting change for income taxes
                                                                                          -----------    ----------     ----------
Net income                                                                                $       0.1    $      9.1     $      7.3
                                                                                          -----------    ----------     ----------
EARNINGS PER SHARE - BASIC: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]         $       .01    $      .66     $      .60
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for write-off of deferred start-up costs
Cumulative effect of accounting change for income taxes
                                                                                          -----------    ----------     ----------
Earnings per share - Basic                                                                $       .01    $      .66     $      .60
------------------------------------------------------------------------------------      -----------    ----------     ----------
EARNINGS PER SHARE - ASSUMING DILUTION: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]         $      (.01)   $      .65     $      .60
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for write-off of deferred start-up costs
Cumulative effect of accounting change for income taxes
                                                                                          -----------    ----------     ----------
Earnings per share - Assuming Dilution                                                    $      (.01)   $      .65     $      .60
------------------------------------------------------------------------------------      -----------    ----------     ----------
CASH DIVIDENDS PER SHARE OF COMMON STOCK: [c]
Total Dividends                                                                           $       .26    $      .26     $      .24
------------------------------------------------------------------------------------      -----------    ----------     ----------
FINANCIAL CONDITION:
Working capital                                                                           $     116.8    $    148.1     $     51.9
Total assets                                                                                    404.4         323.9          197.9
Total debt [d]                                                                                   15.8           5.9            6.5
Shareholders' equity                                                                            146.8         148.2           62.9
------------------------------------------------------------------------------------      -----------    ----------     ----------




FISCAL YEAR ENDED:                                                                          1994            1993           1992*
------------------------------------------------------------------------------------     ----------      ----------     ---------
RESULTS OF OPERATIONS:
Revenues                                                                                 $    727.0      $    659.0     $   615.0
Operating income [a]                                                                            6.6             4.5           3.4
Income before income taxes [a]                                                                  3.0             3.4           1.6
Income before extraordinary charge and cumulative effect of accounting change [a]               2.3             3.6           1.1
Extraordinary charge - early extinguishment of debt, net of income taxes                       (0.9)           (1.4)
Cumulative effect of accounting change for write-off of deferred start-up costs [b]
Cumulative effect of accounting change for income taxes                                                                       7.4
                                                                                         ----------      ----------     ---------
Net income                                                                               $      1.4      $      2.2     $     8.5
                                                                                         ----------      ----------     ---------
EARNINGS PER SHARE - BASIC: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]        $      .19      $      .30     $     .09
Extraordinary charge - early extinguishment of debt, net of income taxes                       (.08)           (.12)
Cumulative effect of accounting change for write-off of deferred start-up costs
Cumulative effect of accounting change for income taxes                                                                       .61
                                                                                         ----------      ----------     ---------
Earnings per share - Basic                                                               $      .11      $      .18     $     .70
------------------------------------------------------------------------------------     ----------      ----------     ---------
EARNINGS PER SHARE - ASSUMING DILUTION: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]        $      .19      $      .30     $     .09
Extraordinary charge - early extinguishment of debt, net of income taxes                       (.08)           (.12)
Cumulative effect of accounting change for write-off of deferred start-up costs
Cumulative effect of accounting change for income taxes                                                                       .61
                                                                                         ----------      ----------     ---------
Earnings per share - Assuming Dilution                                                   $      .11      $      .18     $     .70
------------------------------------------------------------------------------------     ----------      ----------     ---------
CASH DIVIDENDS PER SHARE OF COMMON STOCK: [c]
Total Dividends                                                                          $      .23      $      .23     $     .20
------------------------------------------------------------------------------------     ----------      ----------     ---------
FINANCIAL CONDITION:
Working capital                                                                          $     75.6      $     56.2     $    56.9
Total assets                                                                                  212.8           211.3         192.2
Total debt [d]                                                                                 42.8            67.9          64.0
Shareholders' equity                                                                           57.5            47.4          47.6
------------------------------------------------------------------------------------     ----------      ----------     ---------


FISCAL YEAR ENDED:                                                                         1991           1990
------------------------------------------------------------------------------------     --------       --------
RESULTS OF OPERATIONS:
Revenues                                                                                 $  570.0       $ 521.0
Operating income [a]                                                                         13.9          12.1
Income before income taxes [a]                                                               11.9          10.7
Income before extraordinary charge and cumulative effect of accounting change [a]             7.7           7.0
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for write-off of deferred start-up costs [b]
Cumulative effect of accounting change for income taxes
                                                                                         --------       -------
Net income                                                                               $    7.7       $   7.0
                                                                                         --------       -------
EARNINGS PER SHARE - BASIC: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]        $    .64       $   .58
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for write-off of deferred start-up costs
Cumulative effect of accounting change for income taxes
                                                                                         --------       -------
Earnings per share - Basic                                                               $    .64       $   .58
------------------------------------------------------------------------------------     --------       -------
EARNINGS PER SHARE - ASSUMING DILUTION: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]        $    .64       $   .58
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change for write-off of deferred start-up costs
Cumulative effect of accounting change for income taxes
                                                                                         --------       -------
Earnings per share - Assuming Dilution                                                   $    .64       $   .58
------------------------------------------------------------------------------------     --------       -------
CASH DIVIDENDS PER SHARE OF COMMON STOCK: [c]
Total Dividends                                                                          $    .19       $   .19
------------------------------------------------------------------------------------     --------       -------
FINANCIAL CONDITION:
Working capital                                                                          $   48.6       $  42.4
Total assets                                                                                172.1         164.1
Total debt [d]                                                                               47.7          46.9
Shareholders' equity                                                                         42.8          37.9
------------------------------------------------------------------------------------     --------       -------



(a) Fiscal year 1997 includes a one-time pre-tax charge of $18.3 million before income taxes ($11.3 million after income taxes) or $0.76 per share.
(b)  See Note 2 to the consolidated financial statements.
(c) Restated to reflect a 25% stock dividend declared during fiscal 1995 and 1994 and to reflect a 100% stock dividend, effected in the form of a stock split, declared during fiscal 1992. After the first quarter of fiscal 1999, dividends were discontinued to optimize growth opportunities.
(d) Includes current portion of long-term debt, notes payable and long-term debt.

 *   53 weeks.

The Wackenhut Corporation and Subsidiaries
MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Tabular information in millions)


OVERVIEW

The Wackenhut Corporation, a Florida corporation, and subsidiaries (the "Company"), including WHC, a 56% owned public subsidiary, is a major provider of global business services which include security-related and other support services to business and government, a leading developer and manager of privatized correctional, detention and public sector mental health services facilities, and a provider of employee leasing and temporary staffing. Security Services has expanded into a range of support services to include security operations, facility management, fire and emergency medical services and food service to private and publicly managed correctional facilities. The Security Services business is organized into North American Operations and International Operations. Wackenhut Corrections designs, constructs, finances and manages correctional, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transpor-tation, home detention monitoring and correctional health care. During the past four years, the Company has established a national presence in the flexible staffing business, which includes personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services.

Fiscal year 1999 revenue growth of 23 percent for the year brought the Company to the $2.2 billion level. This growth was accomplished in all three of the Company's service businesses - Security Services, Correction Services and Flexible Staffing Services - at rates above their respective industry averages. The Company's profitability from each business service also increased. Operating income of $37.9 million was up $5.5 million, or 17 percent, compared to the previous year.

The Company's global Security Services business revenue grew 10 percent. The Company continued to see an increasing demand from the international business community to protect their assets from the potential for high losses due to crime and terrorism, and to insure the safety and welfare of their employees.

In 1999, Correction Services' revenues increased by 40 percent through the addition of 5,000 revenue-producing beds. At present, the pipeline of additional beds expected to be contracted by government agencies worldwide exceeds 20,000.

The Company's Flexible Staffing services business grew at roughly a 36 percent growth rate during the year. Flexible Staffing services continued to leverage its operations by back filling staff leasing or temporary services in locations that did not previously offer one or the other of those services.

The Company's goal is to build on its reputation as a global provider of integrated business services to government and commercial clients and to be distinguished by the quality of those services. The Company will continue to build on its present strengths and where appropriate and profitable, will continue to seek geographic expansion and increased market share.

During the fourth quarter of 1998, the Company adopted AICPA Statement of Position 98-5 ("SOP 98-5"), "Accounting for Costs of Start-up Activities." SOP 98-5 required the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs. The adoption of SOP 98-5, which was applied retroactively to the first quarter of 1998, resulted in a one-time charge in 1998 of $6.6 million, net of income taxes, and after deducting the portion applicable to minority shareholders of Wackenhut Corrections Corporation. On a diluted basis, the cumulative effect of change in accounting principle was $0.44 per share during 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from operations and borrowings under its credit facilities. Cash and equivalents totaled $67.0 million at January 2, 2000, compared to $43.5 million at January 3, 1999. Of this $67.0 million, $15.4 million collateralizes certain obligations of the Company's captive insurance subsidiary. In addition, cash and cash equivalents of WHC, which totaled $41.0 million at January 2, 2000, is generally not available to the Company.

The total amount available to the Company from its revolving credit and securitization facility is $170.0 million. The Company's sources of liquidity available are in the form of $95.0 million in lines of credit, available for revolving loans or letters of credit, and a $75.0 million accounts receivable securitization facility. Additionally, at January 2, 2000, WHC had a $30.0 million revolving credit facility, which includes $5.0 million for the issuance of letters of credit, eight letters of guarantee approximating $3.5 million under a separate foreign facility, and a $220.0 million operating lease facility to acquire and develop new correctional institutions used in its business. At January 2, 2000, $88.7 million of properties were in operation or under development under this $220.0 million operating lease facility guarantee.

At January 2, 2000, the Company had no borrowings and $30.8 million of outstanding letters of credit against its bank revolving facilities. The unused portion of the revolving line of credit was $64.2 million. Under the accounts receivable securitization agreement, $69.5 million was outstanding at the end of fiscal 1999. Under the terms of the accounts receivable securitization facility, the Company retains substantially the same risk of credit loss as if receivables had not been sold under this facility. At January 2, 2000, $15 million was outstanding under Wackenhut Corrections' revolving credit facility and six letters of credit were outstanding in an aggregate amount of $2.5 million.

On January 15, 1999, Wackenhut Corrections sold to Correctional Properties Trust ("CPV") one facility and its right to acquire one facility for $66.1 million, resulting in net proceeds to Wackenhut Corrections of $22.3 million. Simultaneous with these purchases, these facilities were leased back for ten years to Wackenhut Corrections with the net profit on the sale being amortized over the ten-year lease term.

The Company and Wackenhut Corrections anticipate making cash investments in connection with future acquisitions. In addition, Wackenhut Corrections will continue to use cash and its available sources of funds to finance start-up costs, leasehold improvements and equity investments in correctional facilities, if appropriate, in connection with undertaking new contracts.

Cash increased $23.5 million to $67.0 million at the end of fiscal 1999, compared to $43.5 million at the end of fiscal 1998. Net cash provided by operating activities was $41.6 million in fiscal 1999 compared to net cash used in operating activities of $0.2 million in fiscal 1998. Net income adjusted for non-cash items of $56.4 million plus increases in reserves for insurance losses of $20.4 million, accounts payable and accrued expenses of $10.7 million and accrued payroll and related taxes of $7.2 million, were partially offset by increases in accounts receivable of $31.2 million, inventories of $8.2 million, prepaid expenses of 5.4 million and other assets of $7.7 million. All other cash used in operating activities netted to $0.6 million.

Cash used in investing activities amounted to $38.1 million in fiscal 1999, including capital expenditures of $44.0 million, which reflects the investment in facilities of Wackenhut Corrections and the purchases of equipment related to security-related services. The net purchases in marketable securities was $13.3 million and additional payments made for acquisitions was $4.7 million. These outlays of cash were partially offset by the net proceeds from the sale of prison facilities to CPV of $22.3 million. Investment in and advances from affiliates decreased $3.1 million and non-current assets increased $1.5 million.

Cash provided by financing activities in fiscal 1999 amounted to $21.0 million including $16.5 million net proceeds from sales of accounts receivable. Net proceeds on short-term and long-term debt, including the revolving credit agreement, were $13.4 million. Purchases of treasury stock for both the Company and Wackenhut Corrections were $8.0 million. Cash dividends paid in fiscal 1999 were $2.2 million and were declared only for the first quarter of 1999. Thereafter, the Company discontinued its quarterly distribution of dividends to retain its earnings for general corporate purposes. All other cash provided by financing activities amounted to $1.3 million.

Current cash requirements consist of amounts needed for capital expenditures, increased working capital needs resulting from corporate growth and business expansion, payment of liabilities incurred in the operation of the Company's business, the renovation or construction of correctional facilities by Wackenhut Corrections, and possible acquisitions. The Company continues to expand its domestic and international businesses and to pursue major contracts, some of which may require substantial initial cash outlays, which are partially or fully recoverable over the original term of the contract.

Management believes that cash on hand, cash provided by operating activities and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the Company's business through 2000. Management will continue to review its capital/financial planning alternatives to ensure long-term financial capital access and availability.

Wackenhut Corrections' access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to meet certain financial covenants included in its $220 million operating lease facility and its $30 million revolving credit facility. A substantial decline in Wackenhut Corrections' financial performance, as a result of an increase in operational expenses relative to revenue, could negatively impact WHC's ability to meet these covenants and could therefore limit WHC's access to capital.

YEAR 2000 READINESS DISCLOSURE

Management completed the installation of new systems hardware and software on schedule before the year 2000. Other systems including embedded technology, such as security systems, have been reviewed and management is not aware of any major problems.

The Company expensed certain costs related to Year 2000 compliance. These costs included time and effort of internal staff and consultants for renovation, validation and implementation of computer enhancements and/or replacements. The total costs expensed in 1999 for achieving Year 2000 compliance, funded from working capital, was $0.8 million.

These costs for Year 2000 compliance excluded the Company's total costs for previously planned new systems. Costs of implementing these new systems was $19.1 million, with $11.7 million capitalized and $7.4 million expensed. Deferral of other projects that would have a material effect on operations was not required as a result of the Company's Year 2000 efforts.

The Company assessed the risks and full impact on operations if the most reasonably likely worst case Year 2000 scenario had occurred. In order to minimize any adverse impact on its operations of the Year 2000 problem, the Company developed operational contingency plans.

Management continues to review the Year 2000 impact for third parties with whom the Company shares a material relationship. At this time, the Company is unaware of any third party Year 2000 issues that would materially affect these relationships. Notwithstanding the successful implemen-tation of the Company's Year 2000 plan, the Company's operations could nevertheless be affected by the ability of third parties, such as customers, suppliers and utilities dealing with the Company, to remediate their own Year 2000 issues over which the Company has no control.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during the past three fiscal years. Some of the Company's contracts include provisions for inflationary indexing; however, since personnel costs represent the Company's largest expense, inflation could have a substantial adverse effect on the Company's results of operations in the future to the extent that wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities and international investments. In addition, Wackenhut Corrections is exposed to market risks arising from changes in interest rates with respect to its $220.0 million operating lease facility. Based on the Company's interest rate and foreign exchange rate exposure at January 2, 2000, a 10% change in the current interest rate or historical currency rate movements would not have a material effect on the Company's financial position or results of operations over the next fiscal year.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

The table on page 29 summarizes results of operations for the Company's three business segments by organizational group.


Fiscal 1999 compared with Fiscal 1998

REVENUES

Fiscal 1999 consolidated revenues increased $397.2 million, or 23%, over fiscal 1998 due to increases in all business groups. The Company's growth in the staff leasing/temporary services and the correctional business were the largest contributors to the increase over fiscal 1998. Security services also showed solid growth.

SECURITY SERVICES BUSINESS

Fiscal 1999 Security Services' North American and International Operations revenues increased $93.8 million, or 10%, to $1,041.0 million from $947.2 million in fiscal 1998.

NORTH AMERICAN OPERATIONS
Revenues of the North American Operations increased $82.3 million, or 10%, to $892.3 million in fiscal 1999 from $810.0 million in fiscal 1998. Within North American Operations, revenues from commercial accounts represented approximately 62% of total revenues of the group in fiscal 1999 versus 60% in fiscal 1998, and revenues from government/regulated industries represented the other portion. Commercial account revenues increased approxi-mately 15% in fiscal 1999 over fiscal 1998, primarily due to a combination of higher billing rates and increases in billable hours as the Company continued to expand its base of national accounts and Custom Protection Officer(R) ("CPO") clients. Revenues of government and regulated industries increased 3% in fiscal 1999 over fiscal 1998.

INTERNATIONAL OPERATIONS
International Operations' revenues increased $11.5 million, or 8%, to $148.7 million in fiscal 1999 from $137.2 million in fiscal 1998. Revenues in Latin America, principally in Venezuela, Guatemala, Peru, Uruguay and Costa Rica continued to increase mainly through expansion of the security-related business, diversification of services, and expansion of the client base of multi-national companies. In addition, a Mexican subsidiary, previously an affiliate, had revenues in 1999 of $4.3 million.

CORRECTION SERVICES BUSINESS

Fiscal 1999 correctional business revenues increased $125.7 million, or 40%, to $438.5 million in fiscal 1999 from $312.8 million in fiscal 1998. Of the increase in revenues in 1999 compared with 1998, $110.6 million is attributable to increased compensated resident days resulting from the opening of six new facilities in 1999 and increased compensated resident days at ten facilities that opened in 1998, $8.9 million is due to project revenues for the development of a hospital, and the balance represents facilities open during all of both periods. At the end of fiscal 1999, WHC operated 32,110 beds and had 7,820 beds under construction. Average facility occupancy in domestic facilities increased slightly to 97.4% of capacity in 1999 compared to 95.4% in 1998. Average facility occupancy in Australian facilities decreased slightly to 96.6% of capacity in 1999 compared to 98.2% in 1998. Total compensated resident days increased to 9.6 million in fiscal 1999 from 7.7 million in fiscal 1998.

FLEXIBLE STAFFING SERVICES BUSINESS

The significant growth in the Flexible Staffing Services business has resulted from both internal growth and acquisitions. Flexible Staffing Services 1999 revenues of $672.8 million reflect the acquisition, in November 1998, of Sharp and Advantage Temporary Staffing Companies and were 36% above last year's revenues of $495.1 million. Leased employees grew to approximately 29,480 at the end of 1999 from 24,800 at the end of 1998. Including Sharp and Advantage, temporary staffing hours were approximately 3.3 million in 1999 compared to 2.2 million in 1998.


OPERATING INCOME

Fiscal 1999 consolidated operating income was $37.9 million versus $32.4 million in fiscal 1998. The operating margin for fiscal 1999 remained flat at 1.8%. Although Security Services operating margin improved, this improvement was offset by a decline in WHC's operating margin and an increase in information technology costs related to the roll-out of new enterprise-wide systems. WHC's decline was due to the following factors: [1] lease payments to CPV for a full year in 1999, [2] an increase in expenses related to the construction of the South Florida State Hospital, and [3] additional expenses related to operations at seven facilities.


SECURITY SERVICES BUSINESS

Fiscal 1999 Security Services business operating income of $27.7 million increased $3.5 million, or 14%, from $24.2 million in fiscal 1998.


NORTH AMERICAN OPERATIONS
North American Operations' 1999 operating income of $24.7 million increased $2.5 million, or 11%, from $22.2 million in fiscal 1998. This increase can be attributed mainly to increased revenue growth from commercial and government-regulated security services net of decreased profit margins in food services. These increases were offset by increases in administrative and corporate costs. The increase in administrative and corporate expenses as compared to fiscal 1998 was due to increases in information technology costs as the Company continued to roll out new enterprise wide systems. Despite the higher costs associated with information technology, the North American Operations operating income as a percentage of revenues increased slightly in fiscal 1999 compared to fiscal 1998.

INTERNATIONAL OPERATIONS
The 1999 operating income of the International Operations Group increased $1.0 million, or 50%, to $3.0 million from $2.0 million in 1998 with operating margins improving to 2.0%

                                                             1999                       1998*                        1997
                                                  -----------------------     -----------------------     -----------------------
                                                       $              %           $               %           $                %
                                                  ---------         -----     ---------         -----     ---------         -----
REVENUES (a)
SECURITY SERVICES
  North American Operations                       $   892.3          41.4     $   810.0          46.2     $   711.8          63.2
  International Operations                            148.7           6.9         137.2           7.8         117.2          10.4
                                                  ---------         -----     ---------         -----     ---------         -----
                                                    1,041.0          48.3         947.2          54.0         829.0          73.6
CORRECTION SERVICES                                   438.5          20.4         312.8          17.8         206.9          18.3
FLEXIBLE STAFFING SERVICES                            672.8          31.3         495.1          28.2          90.9           8.1
                                                  ---------         -----     ---------         -----     ---------         -----
CONSOLIDATED REVENUES                             $ 2,152.3         100.0     $ 1,755.1         100.0     $ 1,126.8         100.0
                                                  ---------         -----     ---------         -----     ---------         -----

OPERATING INCOME (b)
SECURITY SERVICES
  North American Operations                       $    24.7           2.8     $    22.2           2.7     $    20.1           2.8
  International Operations                              3.0           2.0           2.0           1.5           0.2           0.2
                                                  ---------         -----     ---------         -----     ---------         -----
                                                       27.7           2.7          24.2           2.6          20.3           2.4
CORRECTION SERVICES                                    26.0           5.9          22.5           7.2          16.5           8.0
FLEXIBLE STAFFING SERVICES                              3.5           0.5           2.7           0.5          (0.3)         (0.3)

UNALLOCATED CORPORATE EXPENSE                         (19.3)         (0.9)        (17.0)         (1.0)        (14.9)         (1.3)
ONE-TIME CHARGE AND IMPAIRMENT OF ASSETS                 --                          --                       (18.3)         (1.6)
                                                  ---------                   ---------                   ---------
CONSOLIDATED OPERATING INCOME                     $    37.9           1.8     $    32.4           1.8     $     3.3           0.3
                                                  ---------                   ---------                   ---------

(a) Represents percent of total revenues.
(b) Represents percent of respective business related revenues.
 *  53 weeks



in 1999 versus 1.5% in 1998. Improved operations of subsidiaries in Africa and Europe and growth in the security business contributed to this improvement.

CORRECTION SERVICES BUSINESS

Fiscal 1999 operating income from the correctional business increased $3.5 million, or 16%, to $26.0 million from $22.5 million in fiscal 1998. The increase is due principally to the increased profits from the six new facilities opened in fiscal 1999 and ten facilities opened in 1998. Operating margin as a percentage of revenues was 5.9% in fiscal 1999, compared to 7.2% in fiscal 1998. The decrease in operating margin was due partially to lease payments to CPV of $20.5 million offset by the amortization of deferred revenues of $1.7 million and expenses related to the development of the South Florida State Hospital. Additional expenses were also incurred related to operations at seven facilities in the United States. WHC has developed strategies to improve the operational performance of these facilities; however, there can be no assurances that these strategies will be successful.

FLEXIBLE STAFFING SERVICES BUSINESS

Flexible Staffing Services operating income of $3.5 million increased $0.8 million, or 30%, from $2.7 million in fiscal 1998. The operating income of the Flexible Staffing Services as a percentage of total Flexible Staffing revenues was 0.5% for fiscal 1999 and fiscal 1998. However, wages, social security and federal unemployment taxes are pass-through costs not subject to the Company's control. The fiscal 1999 controllable revenues of employee leasing services, the principal component of Flexible Staffing Services, of $32.2 million increased $9.1 million, or 39%, from $23.1 million in fiscal 1998 principally due to internal revenue growth. Operating margins of $5.2 million increased $3.0 million from $2.2 million or 16.1% and 9.5% of 1999 and 1998 controllable employee leasing services revenues, respectively, primarily due to improved operations of a subsidiary. The combined controllable revenue, including both employee leasing and temporary staffing revenues, was $83.8 million and $61.4 million, and the combined operating income was $3.5 million and $2.7 million with operating margins of 4.2% and 4.4% of combined controllable revenues in fiscal 1999 and 1998, respectively.

CORPORATE EXPENSES AND INFORMATION SYSTEMS

Unallocated corporate general and administrative expenses increased 14% to $19.3 million from $17.0 million in 1998. The increase reflects the continuing increase in information technology costs related to the rollout of new enterprise-wide systems and payroll-related costs attributable to corporate staff. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 0.9% from 1.0% in 1998.

EBITDA

Fiscal 1999 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, of $60.8 million increased $10.9 million, or 22%, from $49.9 million in fiscal 1998. As a percentage of revenues, EBITDA remained flat at 2.8%.

Excluding the pass-through revenues of the Flexible Staffing Services, EBITDA as a percentage of revenues increased slightly to 3.9%. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles.


OTHER INCOME/(EXPENSE)

Interest and investment income increased $2.2 million (44%) in fiscal 1999 over fiscal 1998 primarily due to Wackenhut

Corrections recognizing a gain of $2.6 million from the sale of approximately one-half of its loans to overseas affiliates. This increase was more than offset by an increase in interest expense of $2.4 million to $5.2 million in fiscal 1999 from $2.8 million in 1998. The increase in interest expense is primarily attributable to increases in the average outstanding balances for securitized accounts receivable and the revolver loan.

INCOME BEFORE INCOME TAXES

Fiscal 1999 income before income taxes was $39.9 million, compared to $34.6 million in fiscal 1998. Income before income taxes was $5.3 million higher in fiscal 1999 than in fiscal 1998 for an increase of 15%.

INCOME TAXES

The combined federal and state effective income tax rate was 39.8% for fiscal 1999 and 39.7% for fiscal 1998.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased to $10.9 million in fiscal 1999 from $8.5 million in fiscal 1998, reflecting principally the increase of $2.0 million in minority interest expense pertaining to increased earnings of Wackenhut Corrections Corporation. Minority interest expense in international subsidiaries increased $0.4 million in fiscal 1999 over fiscal 1998.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased $3.0 million, or 86%, to $6.5 million in fiscal 1999 from $3.5 million in fiscal 1998. This increase relates to the Space Gateway joint venture in the North American Operations; improved performances overseas, primarily in Chile and in the U.K. due to the commencement of home monitoring contracts in January 1999, the opening of a prison in March 1999 and a juvenile detention center in September 1999.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before cumulative effect of change in accounting principle increased $3.7 million to $19.6 million in fiscal 1999, compared to $15.9 million in fiscal 1998. Diluted earnings per share before the cumulative effect of change in accounting principle was $1.28 in fiscal 1999, compared to $1.03 in fiscal 1998.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In fiscal 1998, the Company adopted SOP 98-5. The adoption of SOP 98-5 resulted in 1998 a one-time charge of $6.6 million, net of income taxes.

NET INCOME

Net income was $19.6 million for fiscal 1999, or $1.31 basic earnings per share, as compared to $9.3 million, or $0.63 per share for fiscal 1998. Earnings per share on a diluted basis was $1.28 in fiscal 1999 compared to $0.59 for fiscal 1998. Goodwill amortization, after tax, amounted to $1.2 million for fiscal 1999. Excluding goodwill amortization, after tax, basic and diluted earnings per share would have been $0.08 and $0.07 more, respectively.


FISCAL 1998 COMPARED WITH FISCAL 1997

REVENUES

Fiscal 1998 consolidated revenues increased $628.3 million or 56% over fiscal 1997, due to increases in all business groups. The Company's expansion into staff leasing/temporary services and the accelerated growth in the correctional business were the largest contributors to the increase over fiscal 1998. Security services also showed solid growth, including substantially higher growth than industry averages.

SECURITY SERVICES BUSINESS

Fiscal 1998 security services business North American and International Operations revenues increased $118.2 million or 14% to $947.2 million from $829.0 million in fiscal 1997.

NORTH AMERICAN OPERATIONS
Revenues of the North American Operations increased $98.2 million, or 14%, to $810.0 million in fiscal 1998 from $711.8 million in fiscal 1997. Within North American Operations, revenues from commercial accounts represented approximately 60% of total revenues of the group in fiscal 1998 versus 59% in fiscal 1997, and revenues from government/regulated industries represented the other portion. Commercial account revenues increased 15% in fiscal 1998 over fiscal 1997, primarily due to a combination of increases in billable hours and higher billing rates, as the Company continued to expand its base of national accounts and Custom Protection Officer(R) ("CPO") clients. Revenues of government and regulated industries increased 12% in fiscal 1998 over fiscal 1997.


INTERNATIONAL OPERATIONS
International Operations' revenues increased $20.0 million, or 17%, to $137.2 million in fiscal 1998 from $117.2 million in fiscal 1997. These increases were partially offset by the exit from the Australian security market. In December 1997, the Company sold its Australian security subsidiary, which had revenues of $13.8 million in fiscal 1997. Excluding the 1997 revenues from the Australian security subsidiary, the increase in 1998 international operations revenue was $33.8 million, or 33%. Revenues in Latin America, principally in Puerto Rico and Guatemala, and Europe, principally in the United Kingdom, continued to increase mainly through expansion of the security related business, diversification of services, and expansion of the client base of multi-national companies.

CORRECTION SERVICES BUSINESS

Fiscal 1998 correctional business revenues increased $105.9 million, or 51%, to $312.8 million in fiscal 1998 from $206.9 million in fiscal 1997. In fiscal 1998, Wackenhut Corrections Corporation opened nine new facilities. At the end of fiscal 1998, WHC operated 26,067 beds and had 9,576 beds under construction. Average facility occupancy in domestic and Australian facilities decreased slightly to 95.4% and 98.2% in 1998 as compared to 96.9% and 100.0% in 1997, respectively. Total compensated resident days increased to 7.7 million in fiscal 1998 from 5.2 million in fiscal 1997.

FLEXIBLE STAFFING SERVICES BUSINESS

The significant growth in the Staffing Services business has resulted from both internal growth and acquisitions. Staffing Services revenues were $495.1 million for fiscal 1998, compared to $90.9 million in fiscal 1997. The increase in revenues in fiscal 1998 reflects the acquisitions of PEM in December 1997, a professional employer organization, and of Sharp, which was acquired in November 1998. When compared to the beginning of the year base business, leased employees have grown approximately 47% from 16,900 employees to 24,800. Temporary placement hours have grown approximately 50% from 1.5 million hours in 1997 to 2.2 million hours in 1998, which includes 300,000 hours from Sharp.

OPERATING INCOME

Fiscal 1998 consolidated operating income was $32.4 million versus $3.3 million in fiscal 1997. Excluding the one-time charges in fiscal 1997 of $18.3 million, operating income in 1998 increased $10.8 million or 50% from $21.6 million in 1997. The operating margin for fiscal 1998 was essentially flat, compared to fiscal 1997, excluding the one-time charges. Offsetting the increase in operating profit from higher revenues were the following factors: [1] WHC's lease payments to CPV, [2] the increase in information technology costs related to the new enterprise-wide systems, and [3] the increase in payroll and other direct costs of worksite employees of the staffing services. Direct costs of worksite employees of the staffing services are pass-through costs, not subject to the Company's control.

SECURITY SERVICES BUSINESS

Fiscal 1998 security services business operating income of $24.2 million increased $3.9 million, or 19%, from $20.3 million in fiscal 1997.

NORTH AMERICAN OPERATIONS
North American operations operating income of $22.2 million increased $2.1 million, or 10%, from $20.1 million in fiscal 1997. This increase can be attributed mainly to increased revenue growth from commercial and government/regulated security services and improved profit margins in food services. These increases were offset by increases in administrative and corporate costs. The increase in administrative and corporate expenses as compared to fiscal 1997 was due to increases in information technology costs as the Company rolls out new enterprise wide systems and payroll related costs attributable to headquarters staff. Despite the higher costs associated with information technology, the North American Operations' operating income as a percentage of revenues remained relatively stable in fiscal 1998 compared to fiscal 1997.

INTERNATIONAL OPERATIONS
Excluding the Australian subsidiary's 1997 loss of $1.6 million, the 1998 operating income of the International Operations Group increased $0.2 million, or 11%, and remained essentially unchanged at about 1.5% of related revenues. Otherwise, International Operations operating income increased $1.8 million to $2.0 million in fiscal 1998 from $0.2 million in fiscal 1997. The operating income of subsidiaries in Latin American and the Caribbean continued to show significant improvements as a result of increases in the security business, diversification into other security-related services and renegotiation of billing rates. Operating results showed softness in Europe (principally the United Kingdom, Russia and Czech Republic) and Asia.

CORRECTION SERVICES BUSINESS

Fiscal 1998 operating income from the correctional business increased $6.0 million, or 36%, to $22.5 million from $16.5 million in fiscal 1997. The increase is due principally to the increased profits from the new facilities opened in fiscal 1998. Operating margin was 7.2%, as a percentage of revenues in fiscal 1998 compared to 8.0% in fiscal 1997. The decrease in operating margin was due partially to the lease payments to CPV, which began in April 1998, and expensing of start-up costs due to the adoption of SOP 98-5, which were partially offset by the related decrease in amortization expense. In fiscal 1998, these additional costs were substantially offset by increased interest earnings.

FLEXIBLE STAFFING SERVICES BUSINESS

Flexible Staffing Services operating income was $2.7 million in fiscal 1998 compared to a loss of $0.3 million in fiscal 1997. This improvement is attributable principally to the acquisitions of PEM in December 1997, Sharp in November 1998 and an improvement in the profit contribution of internally developed staffing services. The operating income of the Flexible Staffing Services as a percentage of total Flexible Staffing revenues was 0.5% for fiscal 1998. However, wages, social security and federal unemployment taxes are pass-through costs not subject to the Company's control. The controllable revenues of employee leasing services, the principal component of the Flexible Staffing Services, was $23.1 million in fiscal 1998 and resulted in operating margin of $2.2 million or 9.5% of controllable revenues. The combined controllable revenue, including both employee leasing and temporary staffing revenues, was $61.4 million in fiscal 1998, and the combined operating margin was $2.7 million or 4.4% of combined controllable revenues in fiscal 1998.

CORPORATE EXPENSES AND INFORMATION SYSTEMS

Unallocated corporate general and administrative expenses increased 14% to $17.0 million from $14.9 million in 1997. The increase was due principally to an increase in information technology cost as the Company brings on-line new enterprise wide systems and payroll related costs attributable to corporate staff. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 1.0% from 1.3% in 1997.


EBITDA

Fiscal 1998 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $49.9 million versus $20.8 million in fiscal 1997. Adjusted EBITDA, which excludes the one-time charges for 1997, increased 28%, or $10.8 million, to $49.9 million from $39.1 million in fiscal 1997. As a percentage of revenues, Adjusted EBITDA was 2.8% for Fiscal 1998, compared to 3.5% for fiscal 1997 and was lower in 1998 than in 1997, principally due to the increase in pass-through revenues of the Flexible Staffing Services.

Excluding the pass-through revenues of the Flexible Staffing Services, EBITDA as a percentage of revenues was 3.8% in fiscal 1998. Neither EBITDA nor Adjusted EBITDA represents cash flow from operations as defined by generally accepted accounting principles.

OTHER INCOME/(EXPENSE)

Interest and investment income increased $0.8 million (19%) in fiscal 1998 over fiscal 1997 due to the investment of proceeds from the sale of properties by Wackenhut Corrections to CPV, a real estate investment trust. This increase was offset by an increase in interest expense of $1.3 million, due to increased fees pertaining to the accounts receivable securitization agreement.

INCOME BEFORE INCOME TAXES

Fiscal 1998 income before income taxes was $34.6 million, compared to $6.0 million in fiscal 1997. Income before income taxes was $10.3 million higher in fiscal 1998 than in fiscal 1997, before the one-time charge of $18.3 million, for an increase of 42%.

INCOME TAXES

The combined federal and state effective income tax rate was 39.7% for fiscal 1998 and 37.7% for fiscal 1997. The higher effective rate in fiscal 1998 was due to decreases in the utilization of capital loss carryforwards from the prior year and the increase in the federal statutory rate to 35%.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) increased to $8.5 million in fiscal 1998 from $5.7 million in 1997, reflecting principally the increase of $2.6 million in minority interest expense pertaining to increased earnings of Wackenhut Corrections. Minority interest expense in international subsidiaries increased $0.2 million in fiscal 1998 over fiscal 1997.

EQUITY INCOME OF FOREIGN AFFILIATES

Equity income of foreign affiliates (net of income taxes) increased $1.4 million, or 67%, to $3.5 million in fiscal 1998 from $2.1 million in fiscal 1997, primarily due to improved operations of Wackenhut Corrections in the United Kingdom and the operations of the International Group in Greece, Colombia and Chile.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before cumulative effect of change in accounting principle was $15.9 million in fiscal 1998, compared to $0.1 million in fiscal 1997. Income before cumulative effect of change in accounting principle was $4.5 million higher in fiscal 1998 than in 1997, before the 1997 one-time charge of $18.3 million, ($11.3 million after income taxes) for an increase of 39%. Diluted earnings per share before the cumulative effect of change in accounting principle was $1.03 in fiscal 1998, compared to $0.01 for fiscal 1997. Fiscal 1997 diluted earnings per share, before the one-time charge, was $0.76.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In fiscal 1998, the Company adopted SOP 98-5. The adoption of SOP 98-5 resulted in a one-time charge of $6.6 million, net of income taxes, and after deducting the portion applicable to minority shareholders of Wackenhut Corrections Corporation. On a diluted basis, the cumulative effect of the change in accounting principle was $0.44 per share.

NET INCOME

Net income was $9.3 million for fiscal 1998, or $0.63 basic earnings per share, as compared to $0.1 million, or $0.01 per share for fiscal 1997. Earnings per share on a diluted basis was $0.59 in fiscal 1998 compared to a loss of $0.01 per share for fiscal 1997, as explained in more detail in Note 15 to the Consolidated Financial Statements. Goodwill amortization, after tax, amounted to $1.3 million for fiscal 1998. Excluding goodwill amortization, after tax, both basic and diluted earnings per share would have been $0.08 more.

The Wackenhut Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share data)

FISCAL YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999, and DECEMBER 28, 1997

                                                                                  1999           1998*           1997
-----------------------------------------------------------------------------   ---------      ---------      ---------
REVENUES                                                                        $ 2,152.3      $ 1,755.1      $ 1,126.8
                                                                                ---------      ---------      ---------

OPERATING EXPENSES
     Payroll and related taxes                                                    1,688.5        1,359.5          835.7
     Other operating expenses                                                       403.0          345.7          252.0
     Depreciation and amortization                                                   22.9           17.5           17.5
     One-time charges and impairment of assets                                        --             --            18.3
                                                                                ---------      ---------      ---------

OPERATING INCOME                                                                     37.9           32.4            3.3
                                                                                ---------      ---------      ---------

OTHER INCOME (EXPENSE)
     Interest and investment income                                                   7.2            5.0            4.2
     Interest expense                                                                (5.2)          (2.8)          (1.5)
                                                                                ---------      ---------      ---------


INCOME BEFORE INCOME TAXES                                                           39.9           34.6            6.0

INCOME TAXES                                                                        (15.9)         (13.7)          (2.3)

MINORITY INTEREST, NET OF INCOME TAXES OF $7.2, $5.5 AND $3.9                       (10.9)          (8.5)          (5.7)

EQUITY INCOME OF AFFILIATES, NET OF INCOME TAXES OF
     $4.3, $2.3 AND $1.4                                                              6.5            3.5            2.1
                                                                                ---------      ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    19.6           15.9            0.1

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET  (NOTE 2)                     --           (6.6)            --
                                                                                ---------      ---------      ---------

NET INCOME                                                                      $    19.6      $     9.3      $     0.1
                                                                                ---------      ---------      ---------

EARNINGS (LOSS) PER SHARE:
     Basic
         Income before cumulative effect of change in accounting principle      $    1.31      $    1.07      $    0.01
         Cumulative effect of change in accounting principle                    $      --      $   (0.44)     $      --
                                                                                ---------      ---------      ---------
         Net income                                                             $    1.31      $    0.63      $    0.01
     Diluted
         Income (loss) before cumulative effect of change in
              accounting principle                                              $    1.28      $    1.03      $   (0.01)
         Cumulative effect of change in accounting principle                    $      --      $   (0.44)     $      --
                                                                                ---------      ---------      ---------
         Net income (loss)                                                      $    1.28      $    0.59      $   (0.01)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                            14.9           14.8           14.7
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                          15.1           15.1           14.7
-----------------------------------------------------------------------------   ---------      ---------      ---------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
* 53 weeks

The Wackenhut Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(in millions except share data)

JANUARY 2, 2000 and JANUARY 3, 1999

                                                                                                     1999         1998
----------------------------------------------------------------------------------------------      ------       ------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                      $ 67.0       $ 43.5
     Accounts receivable, net                                                                        182.3        167.8
     Inventories                                                                                      14.7         14.5
     Deferred taxes                                                                                   10.5          7.4
     Prepaid expenses                                                                                 12.5          7.1
     Other                                                                                            12.1         12.2
                                                                                                    ------       ------
                                                                                                     299.1        252.5
                                                                                                    ------       ------
MARKETABLE SECURITIES                                                                                 28.8         18.5
                                                                                                    ------       ------
PROPERTY AND EQUIPMENT, - at cost                                                                     96.1         76.2
                        - accumulated depreciation                                                   (27.9)       (19.6)
                                                                                                    ------       ------
                                                                                                      68.2         56.6
                                                                                                    ------       ------
DEFERRED TAXES                                                                                         5.1         12.2
                                                                                                    ------       ------

OTHER ASSETS
     Goodwill, net                                                                                    52.3         41.7
     Other Intangibles, net                                                                           16.1         14.0
     Investment in and advances to affiliates, at cost                                                42.0         36.7
     Other                                                                                            14.1         12.8
                                                                                                    ------       ------
                                                                                                     124.5        105.2
                                                                                                    ------       ------
                                                                                                    $525.7       $445.0
----------------------------------------------------------------------------------------------      ------       ------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable and current portion of long-term debt                                            $  4.7       $  4.4
     Accounts payable                                                                                 38.3         36.4
     Accrued payroll and related taxes                                                                77.1         70.0
     Accrued expenses                                                                                 59.7         43.5
                                                                                                    ------       ------
                                                                                                     179.8        154.3
                                                                                                    ------       ------
RESERVES FOR INSURANCE LOSSES                                                                         77.5         57.1
                                                                                                    ------       ------
LONG-TERM DEBT                                                                                        16.5          3.4
                                                                                                    ------       ------
DEFERRED REVENUE                                                                                      15.2         16.7
                                                                                                    ------       ------
OTHER                                                                                                 17.4         16.7
                                                                                                    ------       ------
COMMITMENTS AND CONTINGENCIES (note 16)

MINORITY INTEREST                                                                                     55.4         47.6
                                                                                                    ------       ------

SHAREHOLDERS' EQUITY
     Preferred stock, 10 million shares authorized, none outstanding                                    --           --
     Common stock, $.10 par value, 50 million shares authorized
        Series A, 3.9 million issued and outstanding                                                   0.4          0.4
        Series B, 11.1 million issued and outstanding                                                  1.1          1.1
     Additional paid-in capital                                                                      124.8        125.5
     Retained earnings                                                                                51.0         32.5
     Accumulated other comprehensive income (loss)                                                   (10.3)        (7.3)
     Treasury stock at cost, 0.2 million of Series B shares                                           (3.1)        (3.0)
                                                                                                    ------       ------
                                                                                                     163.9        149.2
                                                                                                    ------       ------
                                                                                                    $525.7       $445.0
----------------------------------------------------------------------------------------------      ------       ------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Wackenhut Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

FISCAL YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999, and DECEMBER 28, 1997

                                                                                      1999         1998*          1997
------------------------------------------------------------------------------      -------       -------       -------
CASH FLOWS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
     Net income                                                                     $  19.6       $   9.3       $   0.1
     Adjustments to reconcile net income to net cash
       Provided by (used in) operating activities:
         Cumulative effect of accounting change                                          --           6.6            --
         One-time charges and impairment of assets                                       --            --          18.3
         Depreciation expense                                                          10.1           7.0           6.4
         Uniform amortization                                                           7.9           6.8           5.4
         Other amortization expense                                                     4.9           3.7           5.7
         Deferred taxes                                                                 5.1         (15.6)         (4.9)
         Provision for bad debts                                                        0.3           3.0           0.9
         Equity income, net of dividends                                               (8.1)         (5.7)         (3.3)
         Minority interests in net income                                              18.1          14.0           9.6
         Other                                                                         (1.5)         (0.7)         (2.5)
     Changes in assets and liabilities, net of acquisitions and divestitures -
      (Increase) Decrease in assets:
         Accounts receivable                                                          (31.2)        (50.6)        (33.7)
         Inventories                                                                   (8.2)        (11.0)         (5.7)
         Prepaid expenses                                                              (5.4)          2.0           0.4
         Other current assets                                                           0.1          (5.0)         (4.5)
         Other                                                                         (7.7)         (6.3)         (1.7)
      Increase (Decrease) in liabilities:
         Accounts payable and accrued expenses                                         10.7          13.8          33.2
         Accrued payroll and related taxes                                              7.2          17.6          12.8
         Reserves for insurance losses                                                 20.4           9.7           2.7
         Other                                                                         (0.7)          1.2           3.5
                                                                                    -------       -------       -------
     Net Cash Provided By (Used In) Operating Activities                               41.6          (0.2)         42.7
                                                                                    -------       -------       -------

INVESTING ACTIVITIES
     Net proceeds from sale of prison facilities to CPV (see note 9)                   22.3          41.8            --
     Proceeds from notes receivable                                                      --            --           9.5
     Payments for acquisitions, net of cash acquired                                   (4.7)         (8.1)        (30.1)
     Net investment in and advances (to) from affiliates and  joint ventures            3.1         (10.9)         (3.3)
     Capital expenditures                                                             (44.0)        (33.9)        (27.7)
     Sales of marketable securities                                                     6.2          17.4          31.5
     Purchases of marketable securities                                               (19.5)        (28.1)        (23.9)
     Non-current assets                                                                (1.5)         (7.7)        (12.4)
                                                                                    -------       -------       -------
     Net Cash Used In Investing Activities                                            (38.1)        (29.5)        (56.4)
                                                                                    -------       -------       -------

FINANCING ACTIVITIES
     Net proceeds from exercise of stock options of subsidiary                          0.2           1.8           1.6
     Proceeds from the exercise of stock options                                        1.1           0.9           1.1
     Proceeds from issuance of debt                                                   315.0         294.5          51.7
     Payments on debt                                                                (301.6)       (305.7)        (43.3)
     Dividends paid                                                                    (2.2)         (4.4)         (3.8)
     Net proceeds from sales of accounts receivable                                    16.5          53.0            --
     Purchase of treasury stock of subsidiary                                          (7.9)         (8.9)           --
     Purchase of treasury stock                                                        (0.1)         (1.9)           --
                                                                                    -------       -------       -------
     Net Cash Provided By Financing Activities                                         21.0          29.3           7.3
                                                                                    -------       -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (1.0)         (1.3)         (1.2)
                                                                                    -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   23.5          (1.7)         (7.6)
CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR                                          43.5          45.2          52.8
                                                                                    -------       -------       -------
CASH AND CASH EQUIVALENTS,  END OF YEAR                                             $  67.0       $  43.5       $  45.2
                                                                                    -------       -------       -------
SUPPLEMENTAL DISCLOSURES:
     CASH PAID DURING THE YEAR FOR  - interest                                      $   6.3       $   2.8       $   1.5
                                    - income taxes                                     12.6          18.4           2.4
NON-CASH FINANCING AND INVESTING ACTIVITIES:
         Common stock issued in acquisition                                              --            --           0.8
         Impact on equity from tax benefit related to the exercise of options
            issued under the Company's non-qualified stock option plan                  0.4           0.3           0.5
------------------------------------------------------------------------------      -------       -------       -------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

 * 53 weeks

The Wackenhut Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in millions except per share data)

FISCAL YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999, and DECEMBER 28, 1997

                                                                                                          Unrealized
                                               Common Stock    Additional                      Foreign      Loss on        Total
                                              Par Value $.10    Paid-in   Retained  Treasury   Currency   Marketable  Shareholders
                                            Series A  Series B  Capital   Earnings   Stock    Translation Securities     Equity
-----------------------------------------   --------  -------- ---------- --------  --------  ----------- ----------- ------------
BALANCE, DECEMBER 29, 1996                    $  0.4    $  1.1  $  120.7   $  31.3  $  (1.1)   $  (4.2)   $        --   $  148.2
Proceeds from the exercise of stock options                          1.1                                                     1.1
Tax benefit related to employee stock options                        0.5                                                     0.5
Common stock issued in acquisition                                   0.8                                                     0.8
Subsidiary's exercise of stock options                               2.1                                                     2.1
Dividends                                                                     (3.8)                                         (3.8)
Comprehensive income (loss):
   Net income                                                                  0.1
   Change in foreign currency translation,
      Net of income tax benefits of $1.4                                                          (2.2)
Total comprehensive loss                                                                                                    (2.1)
                                            --------  -------- ---------  --------  -------   --------    -----------   --------
BALANCE, DECEMBER 28, 1997                       0.4       1.1     125.2      27.6     (1.1)      (6.4)            --      146.8
Proceeds from the exercise of stock options                          0.9                                                     0.9
Tax benefit related to employee stock options                        0.3                                                     0.3
Subsidiary's exercise of stock options                               3.9                                                     3.9
Subsidiary's purchase of treasury stock                             (4.8)                                                   (4.8)
Purchase of treasury stock                                                             (1.9)                                (1.9)
Dividends                                                                     (4.4)                                         (4.4)
Comprehensive income (loss):
   Net income                                                                  9.3
   Change in foreign currency translation,
      Net of income tax benefits of $0.6                                                          (0.9)
Total comprehensive income                                                                                                   8.4
                                            --------  -------- ---------  --------  -------   --------    -----------   --------
BALANCE, JANUARY 3, 1999                         0.4       1.1     125.5      32.5     (3.0)      (7.3)            --      149.2
Proceeds from the exercise of stock options                          1.1                                                     1.1
Tax benefit related to employee stock options                        0.4                                                     0.4
Issuance of Performance Shares                                       0.6                                                     0.6
Subsidiary's exercise of stock options                               1.7                                                     1.7
Subsidiary's purchase of treasury stock                             (4.5)                                                   (4.5)
Purchase of treasury stock                                                             (0.1)                                (0.1)
Dividends                                                                     (1.1)                                         (1.1)
Comprehensive income (loss):
   Net income                                                                 19.6
   Change in foreign currency translation,
      Net of income tax benefits of $0.7                                                          (1.1)
   Unrealized loss on marketable securities,
      Net of income tax benefits of $1.0                                                                        (1.9)
Total comprehensive income                                                                                                  16.6
                                            --------  -------- ---------  --------  -------   --------    -----------   --------
BALANCE, JANUARY 2, 2000                      $  0.4    $  1.1  $  124.8   $  51.0   $ (3.1)   $  (8.4)    $    (1.9)      163.9
-----------------------------------------   --------  -------- ---------  --------  -------   --------    -----------   --------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Wackenhut Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar information in millions except share and per share data)


For the Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28,
1997



(1)  GENERAL

The Wackenhut Corporation, a Florida corporation, and subsidiaries (the "Company"), including Wackenhut Corrections Corporation ("WHC"), a 56% owned subsidiary, is a major provider of global business services which include security-related and other support services to business and government, a leading developer and manager of privatized correctional, detention and public sector mental health services, and a provider of employee leasing and temporary staffing.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal years 1999 and 1997 each included 52 weeks. Fiscal year 1998 included 53 weeks.

BASIS OF FINANCIAL STATEMENT PRESENTATION

All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, other receivables, notes payable, accounts payable and long-term debt approximates fair value. Accounts receivable are net of allowances of $5.2 million and $4.7 million at January 2, 2000 and January 3, 1999, respectively. Marketable securities are classified as available-for-sale. Realized gains and losses from the sale of securities are based on specific identification of the security. Unrealized gains and losses on marketable securities are included in shareholders' equity as a component of accumulated other comprehensive income
(loss).

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less.

INVENTORIES

Food, alarm systems and electronics inventories are carried at the lower of cost or market, on a first-in first-out basis. Uniform inventories are carried at amortized cost and are amortized over a period of eighteen months.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of related assets. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

LONG-LIVED ASSETS

Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition. The method used to measure impairment would be undiscounted operating cash flows estimated over the remaining amortization period for the related long-lived assets.

GOODWILL, OTHER INTANGIBLES AND DEFERRED START-UP COSTS

Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. Other intangibles include the fair market value of contracts purchased in acquisitions. Goodwill and contract values are amortized on a straight-line basis over 10 to 30 years.

Through December 28, 1997, start-up costs, which consist of costs of initial employee training, travel and other direct expenses primarily incurred in connection with the opening of new correctional facilities, were previously capitalized and amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years.

During the fourth quarter of 1998, the Company adopted AICPA Statement of Position 98-5 ("SOP 98-5"), "Accounting for Costs of Start-up Activities." SOP 98-5 requires the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs. The adoption of SOP 98-5, which was applied retroactively to the first quarter of 1998, resulted in a one-time charge in 1998 of $6.6 million, net of income taxes and after deducting the portion applicable to minority shareholders of Wackenhut Corrections Corporation. On a diluted basis, the cumulative effect of change in accounting principle was $0.44 per share in 1998.

DEFERRED SOFTWARE AND DEVELOPMENT COSTS

The Company capitalizes purchased software which is ready for service and certain development costs related to the design and implementation of purchased and internally developed information systems software with a useful life of more than one year. Upon implementation of the software, deferred computer software costs are amortized using the straight-line method over the expected useful life of the product, not to exceed five years. The costs of computer software upgrades and maintenance are expensed as incurred.

DEFERRED REVENUE

Deferred revenue primarily represents the unamortized net profit on the sale of properties by WHC to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust. WHC leases these properties back from CPV. Deferred revenue is being amortized over the lives of the leases and is recognized in income as a reduction of rental expense.

FOREIGN CURRENCY TRANSLATION

The Company's foreign operations use the local currency as their functional currency. Assets and liabilities of the operations (except for countries with highly inflationary economies) are translated at the exchange rates in effect on the balance sheet date. Income statement items (except for countries with highly inflationary economies) are translated at the average exchange rates for the reporting period. The impact of these currency fluctuations is included in shareholders' equity as a component of accumulated other comprehensive income
(loss). The financial statements of subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of these local currencies into U.S. dollars creates translation adjustments which are included in the statements of income.

REVENUES

Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because management considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which the Company determines that such losses are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. All other revenue is recognized as services are provided. During fiscal years 1999, 1998 and 1997, revenue from one customer, the U.S. Department of Energy, accounted for approximately 6%, 7%, and 11%, respectively, of the Company's consolidated revenues.

INCOME TAXES

Deferred income taxes are determined on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the asset or liability from year to year.

MINORITY INTEREST

The minority interest expense represents principally the separate public ownership in WHC, as listed on the New York Stock Exchange, and the ownership by foreign investors in several subsidiaries of Wackenhut International, Incorporated.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, net income is reduced by the dilutive effect of WHC's stock options and dividing the result by the weighted-average number of common shares outstanding of all potential dilutive common stock equivalents.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement defers the effective date of SFAS No. 133 to fiscal 2001 at which time adoption is planned. Management believes the impact of adopting these statements will not have a material impact upon the Company's results of operations or financial position.

(3)  ACQUISITIONS


In November 1998, the Company purchased certain assets and assumed certain liabilities of Sharp Services, Inc. and Advantage Temporary Services, Inc., for an initial payment of $8.1 million in cash, with a contingent cash payment, payable no later than May 2001, subject to adjustments based on actual workers' compensation claims. In no event will the total purchase price exceed $10.0 million. The acquisitions were accounted for under the purchase method, and the Company recorded approximately $5.4 million of goodwill which is being amortized on a straight-line basis over 30 years.

The results of operations for Sharp and Advantage Companies have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company, Sharp and Advantage as if the acquisitions had occurred at the beginning of 1998.

                                          1998*       1997
-------------------------------------  ---------   ---------
Pro forma revenues                     $ 1,771.9   $ 1,366.1
Pro forma net income                   $     9.8   $     1.4
     Pro forma per share - basic       $    0.66   $    0.09
     Pro forma per share - diluted     $    0.63   $    0.08
-------------------------------------  ---------   ---------
* 53 weeks

The unaudited pro forma results have been prepared for comparative purposes only, after the cumulative effect of change in accounting principle in 1998, and include adjustments for additional amortization expense as a result of goodwill and the related income tax effects. The pro forma results may not be indicative of results that would have occurred had the combination been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

In December 1997, the Company purchased certain assets and assumed certain liabilities of Professional Employee Management, Inc., a professional employer organization in Sarasota, Florida for an initial payment of $18.9 million in cash, together with a series of contingent earn-out payments which will become payable either in cash or shares of the Company's series B Common Stock (at the option of the Company) based on performance. A $4.7 million contingent earn-out payment, accrued for in 1998, was paid out in cash in 1999. The Company in 1999 recorded an additional $9.6 million liability under the contingent earn-out, which will be paid out in cash subsequent to January 2, 2000. In no event will the total purchase price exceed $50.7 million. The acquisition was accounted for under the purchase method, and to date the Company has recorded $32.1 million of goodwill, which is being amortized on a straight-line basis over 30 years.


(4)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at fiscal year end:

                               Years        1999       1998
----------------------------------------   -------   -------
Land                                       $   3.5   $   2.6
Buildings and improvements    7 to 30         23.2      15.8
Equipment                    1 1/2 to 20      33.6      26.9
Furniture and fixtures        3 to 10          6.9       6.6
Automobiles                      3             7.7       6.3
Construction in progress                      21.2      18.0
                                           -------   -------
                                           $  96.1   $  76.2
----------------------------------------   -------   -------

(5)  WHOLLY OWNED CASUALTY REINSURANCE SUBSIDIARY

The Company has a wholly owned casualty insurance subsidiary that reinsures a portion of the Company's workers' compensation and general and automobile liability insurance. Incurred losses are recorded as reported. Provision is made to cover losses incurred but not reported. Loss reserves are computed based on actuarial studies and, in the opinion of management, are adequate. A summary of operations for the last three fiscal years is as follows:

                                 1999       1998      1997
-----------------------------  -------     ------    ------
Intercompany premiums          $  44.1     $ 27.2    $ 20.7
Loss expense                     (45.0)     (26.0)    (21.2)
                               -------     ------    ------
Underwriting gain (loss)          (0.9)       1.2      (0.5)
Investment income                  3.2        3.1       2.9
                               -------     ------    ------
                               $   2.3     $  4.3    $  2.4
-----------------------------  -------     ------    ------

Marketable securities and certificates of deposit, carried at fair value, consisted of the following:

                       January 2, 2000     January 3, 1999
-------------------------------------------------------------
                       Fair                 Fair
                       Value      Cost      Value     Cost
--------------------  -------    -------   -------    -------
Municipal Bonds       $  11.7    $  12.8   $   6.8    $   6.8
Government Bonds         10.7       10.9       2.5        2.5
Preferred Stock           6.4        8.0       9.2        9.2
                      -------    -------   -------    -------
                      $  28.8    $  31.7   $  18.5    $  18.5
--------------------  -------    -------   -------    -------


The Company has placed in trust, in favor of certain insurance companies, its marketable securities and $15.4 million in cash and cash equivalents, and has issued irrevocable standby letters of credit for $22.7 million. Municipal bonds mature from 2018 to 2026 and government bonds mature in periods ranging from 3 to 25 years. At January 2, 2000, the Company's reinsurance subsidiary has specific restrictions on future purchases of marketable securities, and on withdrawals from the trust.


(6)  INVESTMENT IN AFFILIATES

Equity in undistributed earnings of affiliates approximated $22.5 million and $14.0 million at January 2, 2000, and January 3, 1999, respectively, and is included in "Investments in and advances to foreign affiliates." The following is a summary of condensed unaudited information pertaining to foreign affiliates:

                                       1999        1998
------------------------------------ --------    --------
Balance sheet items:
     Current assets                  $  118.1    $   57.4
     Noncurrent assets                   62.2        49.1
     Current liabilities                 82.0        48.5
     Noncurrent liabilities              29.3        18.6
     Minority interest liability          1.3         0.2
Income statement items for the
  fiscal year:
     Revenues                        $  566.2    $  229.9
     Operating income                    32.5        16.3
     Net income before taxes             28.5        15.2
------------------------------------ --------    --------

(7)  GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consist of the following:

                                    January 2,   January 3,
                                       2000         1999
----------------------------------  ----------   ----------
Goodwill                              $ 57.6       $  45.2
Contract value                          15.6          15.6
Other                                    7.2           2.9
                                      ------       -------
                                        80.4          63.7
Accumulated amortization
     Goodwill                            5.3           3.5
     Contract value                      4.8           3.9
     Other                               1.9           0.6
                                      ------       -------
                                        12.0           8.0
                                      ------       -------
Net                                  $  68.4       $  55.7
----------------------------------   -------       -------

(8)  NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                    January 2,   January 3,
                                       2000         1999
----------------------------------  ----------   ----------
Revolving loan -                     $  15.0       $   1.8
      8.0% in 1999 and 5.4% in 1998
Lease obligation payable in
   Installments through 2004 at a
   Weighted average rate of 4.5%         1.8           1.8
Other debt principally related to
   North American operations and
   International subsidiaries            4.4           4.2
                                     -------       -------
Total                                   21.2           7.8
Less: current portion                    4.7           4.4
                                     -------       -------
Total                                $  16.5       $   3.4
----------------------------------   -------       -------


In December 1997, Wackenhut Corrections entered into a $30 million revolving credit facility with a syndicate of banks, which includes a $5 million line of credit for the issuance of letters of credit. The interest payable is a function of the prime rate, federal funds rate or LIBOR, depending upon fixed charge coverage ratios. The facility requires WHC to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. As of January 2, 2000, $15 million was outstanding under this facility with an interest rate of 8.0% and outstanding letters of credit amounted to $2.5 million, in addition to eight letters of guarantee totaling $3.5 million under a separate foreign facility. The $15.0 million debt becomes due in 2002.

On December 30, 1997, the Company entered into a revolving credit agreement under which the Company was able to borrow up to $40 million. In 1999, the Company modified its revolving credit agreements under which up to $95 million may be borrowed. As of January 2, 2000, the unused portion of the revolving line of credit was $64.2 million, after deducting $30.8 million in outstanding letters of credit. The agreement requires, among other things, that the Company maintain a minimum consolidated net worth and limits certain payments and distributions. As of January 2, 2000, the Company was in compliance with the applicable loan covenants.

In December 1997, the Company entered into a three-year agreement to sell, on an ongoing basis, eligible receivables up to a maximum of $60 million. In February 1999, the Company amended the agreement to increase the eligible receivables to a maximum of $75 million. The costs associated with this sale of receivables are based on the amount borrowed and the cost of issuing commercial paper plus predetermined fees. Such costs are included in "Interest expense" in the consolidated statements of income. There were $69.5 million and $53 million accounts receivable sold under this agreement at January 2, 2000, and January 3, 1999, respectively.

The total amount available to the Company from its revolving credit, line of credit and accounts receivable securitization facility is $170 million.

The Company has a demand operating line of credit with a Canadian bank with a maximum borrowing amount of $2.1 million. At January 2, 2000, the Company had short-term borrowings under this line of credit of $2.0 million for working capital purposes, bearing interest at the bank's prime lending rate of 6.5%. The Company had outstanding notes payable and operating lines of credit of $2.4 million at January 2, 2000 to meet working capital needs of its international subsidiaries with $2.2 million due within one year.

The long-term portion of the capital lease obligation maturing during each of the three years after 2000 is $0.6 million, $0.6 million and $0.1 million, respectively.

(9)  SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

On April 28, 1998, Correctional Properties Trust ("CPV"), a Maryland real estate investment trust, sold 6.2 million shares of common stock at an offering price of $20.00 per share in an initial public offering. Approximately $113 million of the net proceeds of the offering were used to acquire eight correctional and detention facilities operated by WHC. WHC received approximately $42 million for the three facilities owned by it and for the rights to acquire four of the other five facilities, and realized a profit of approximately $18 million. The eighth facility was purchased directly from the government entity. CPV also was granted the option to acquire three additional correctional facilities under development by WHC and the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by WHC. On October 30, 1998, CPV acquired the completed portion of a ninth facility for $26.0 million. During Fiscal 1999, CPV acquired a 600-bed expansion of the ninth facility and the right to acquire a tenth facility for $67.7 million. Subsequent to January 2, 2000, CPV purchased an eleventh facility that WHC had the right to acquire for $15.3 million.

Simultaneous with the purchases, WHC entered into ten-year operating leases of these facilities from CPV. As the lease agreements are subject to contractual lease increases, WHC records operating lease expense for these leases on a straight-line basis over the term of the leases.

The deferred unamortized net profit at January 2, 2000, which is included in "Deferred revenue" in the accompanying balance sheets, is $14.9 million with $1.8 million short-term, and $13.1 million long-term excluding the long-term portion of deferred development fee revenue. The net profit is being amortized over the ten year lease term. The Company recorded net rental expense related to CPV of $18.9 million and $6.9 million in fiscal 1999 and 1998, respectively. The future minimum lease commitments under the leases for these eleven facilities are as follows:

                                                    Annual
Year                                                Rental
-------------------------------------------------   -------
2000                                                $  22.3
2001                                                   22.6
2002                                                   22.7
2003                                                   22.7
2004                                                   22.7
Thereafter                                             84.2
                                                    -------
                                                    $ 197.2
-------------------------------------------------   -------



(10) PREFERRED, COMMON AND TREASURY STOCK

The Board of Directors has authorized 10 million shares of preferred stock. As of January 2, 2000, no preferred stock has been issued.

The Board of Directors has authorized 50 million shares of the Company's common, with 3.9 million shares to be designated as series A common stock and 46.1 million shares to be designated as series B common stock.

The Board of Directors of the Company and of Wackenhut Corrections authorized the repurchase, at the discretion of each company's senior management, of up to
0.5 million shares of Series B common stock and 0.5 million shares of Wackenhut Corrections common stock, respectively. In February 1999, the Board of Directors of Wackenhut Corrections authorized, in addition to that previously authorized, the repurchase of up to 0.5 million shares of its common stock. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. Wackenhut Corrections' repurchases of shares of common stock are recorded as a reduction to additional paid-in capital and minority interest. As of January 2, 2000, the Company had bought back 196,400 shares of the Company's Series B common stock at an average price of $15.48, and Wackenhut Corrections repurchased 878,000 shares of Wackenhut Corrections common stock at an average price of $19.13 per share.

(11) STOCK INCENTIVE AND STOCK OPTION

Key employees of the Company and its subsidiaries are eligible to participate in the Key Employee Long-Term Incentive Stock Plan ("incentive stock plan"). Under the incentive stock plan, options for the Company's series B common stock are granted to participants as approved by the Nominating and Compensation Committee of the Company's Board of Directors ("Committee"). Under terms of the incentive stock plan, options are granted at prices not less than the fair market value at date of grant (or as otherwise determined by the Committee), become exercisable after a minimum of six months, and expire no later than ten years after the date of grant. The Committee may grant incentive stock options or non-qualified stock options. Options are subject to adjustment upon the occurrence of certain events, including stock splits and stock dividends. The incentive stock plan authorizes the Company to award or grant restricted stock and performance stock to key employees.

Non-employee directors of the Company are eligible to participate in The Wackenhut Corporation non-employee directors' stock option plan ("directors' stock option plan"). Under the directors' stock option plan, non-employee directors are granted 2,000 stock options for series B common stock upon their election or re-election to the Board of Directors. Under terms of the directors' stock option plan, options are granted at the fair market value at date of grant, become exercisable at date of grant, and expire ten years after the date of grant.

At January 2, 2000, 1,840,060 shares of series B common stock were reserved for issuance, including 725,927 shares available for future grants or awards.

A summary of the status of the Company's stock option plans, as of January 2, 2000, January 3, 1999, and December 28, 1997 is presented below:

                        1999               1998               1997
------------------------------------------------------------------------
                 Shares     Price    Shares    Price    Shares    Price
------------------------------------------------------------------------
Outstanding at
   Beginning of
     Year        847,630   $14.30   668,693   $11.64   597,255   $ 9.75
Options:
     Granted     230,000    16.69   255,000    19.75   213,000    15.77
     Exercised  (101,851)   10.15   (76,063)   11.71  (119,687)   10.56
     Forfeited     3,125     6.16                      (21,875)    6.16
                --------------------------------------------------------
Outstanding at
   end of year   978,904    15.06   847,630    14.06   668,693    11.64
                --------------------------------------------------------
Exercisable at
   year end      978,904    15.06   847,630    14.06   638,693    11.30
------------------------------------------------------------------------


Option groups outstanding at January 2, 2000 and related exercise price and remaining life information are as follows:

                      Outstanding    Exercise     Remaining
Grant Date           & Exercisable     Price     Life (Years)
-------------------------------------------------------------
04/30/94                130,104       $   6.16        4
01/28/95                 98,000       $  10.80        5
01/31/96                110,000       $  14.00        6
01/28/97                131,700       $  15.25        7
08/09/97                 26,100       $  18.94        7
01/27/98                255,000       $  19.75        8
02/18/99                228,000       $  16.69        9
-------------------------------------------------------------


The Company applies Accounting Principles Board Opinion ("APB No. 25") and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted after January 1, 1995, the Company's pro forma net income, pro forma net income per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                     1999      1998*      1997
------------------------------------------------------------------
Pro forma basic net income         $ 18.6     $  8.2    $ (0.6)
Pro forma basic earnings
  per share                        $ 1.25     $ 0.55    $ (0.04)
Pro forma diluted net income       $ 18.5     $  7.7    $ (0.7)
Pro forma diluted earnings
  per share                        $ 1.22     $ 0.51    $ (0.05)
Pro forma weighted average
  fair value of options granted    $ 6.69     $ 6.94    $  5.65
Risk-free interest rate               4.9 %      5.4 %      5.9 %
                                     (5.4)%     (5.6)%     (6.3)%
Expected life (years)                 5          5          5
Expected volatility                  38.0 %     35.0 %     36.0 %
Quarterly dividend**                   --     $0.075      0.065
------------------------------------------------------------------
  * 53 weeks
 ** The Company discontinued its quarterly dividend after the first quarter of 1999.

(12) WACKENHUT CORRECTIONS CORPORATION STOCK OPTION PLANS

In January 1996, Wackenhut Corrections sold 4.6 million shares of common stock at an offering price of $12.00 per share. After the offering, the Company's ownership in Wackenhut Corrections was reduced to approximately 55%.

During 1999, the exercise of 39,070 non-qualified stock options of Wackenhut Corrections, net of treasury stock purchases, resulted in the Company's ownership of Wackenhut Corrections equaling approximately 56% at January 2, 2000.

The board of directors of Wackenhut Corrections has granted non-qualified stock options to purchase common stock which, if fully exercised, would reduce the Company's ownership in Wackenhut Corrections to approximately 53%.

(13) RETIREMENT AND DEFERRED COMPENSATION PLANS

The Company has a noncontributory defined benefit pension plan covering certain of its executives. Retirement benefits are based on years of service, employees' average compensation for the last five years prior to retirement and social security benefits. Currently, the plan is not funded. The Company purchases and is the beneficiary of life insurance policies for each participant enrolled in the plan.

The assumptions for the discount rate and the average increase in compensation used in determining the pension expense and funded status information are 6.5% and 4.0%, respectively.

Total pension expense for fiscal 1999, 1998, and 1997 was $0.5 million, $0.6 million, and $0.5 million, respectively. The present value of accumulated pension benefits was $3.0 million at the end of each fiscal year presented and is included in "Other liabilities" in the accompanying consolidated balance sheets.

The Company has established non-qualified deferred compensation agreements with certain senior executives providing for fixed annual benefits ranging from $100,000 to $175,000 payable upon retirement at age 60 for a period of 20 years. In the event of death before retirement, annual benefits are paid to beneficiaries for a period of 10 years. Currently, the plan is not funded. The Company purchases and is the beneficiary of life insurance policies for each participant enrolled in the plan. The cost of these agreements is being charged to expense and accrued using a present value method over the expected terms of employment. The charge to expense for fiscal 1999, 1998, and 1997 was $0.8 million, $1.5 million, and $0.6 million, respectively. The liability for deferred compensation was $6.4 million and $5.7 million at fiscal year end 1999 and 1998, respectively, and is included in "Other liabilities" in the accompanying consolidated balance sheets. In February 2000, the Board of Directors approved an amendment to the senior executives' non-qualified deferred compensation agreements for fixed annual benefits ranging from $175,000 to $250,000 per employee payable upon retirement at age 60 for a period of 25 years to be incurred over the future service period of the employee.

(14) INCOME TAXES

The provision (credit) for income taxes in the consolidated statements of income, consists of the following:

                               1999       1998*      1997
---------------------------  -------    -------    -------
Federal income taxes:
     Current                 $  11.5    $  15.8    $   1.8
     Deferred                    1.8       (4.9)      (0.1)
                             -------    -------    -------
                                13.3       10.9        1.7
State income taxes:
     Current                 $   2.6    $   3.5    $   0.9
     Deferred                    -         (0.7)      (0.3)
                             -------    -------    -------
                                 2.6        2.8        0.6
                             -------    -------    -------
Total                        $  15.9    $  13.7    $   2.3
---------------------------  -------    -------    -------
*   53 weeks

A reconciliation of the statutory U.S. federal tax rate (35%) and the effective income tax rate is as follows:

                               1999       1998*      1997
---------------------------  -------    -------    -------
Provision using statutory
   federal income tax rate   $  14.0    $  12.1    $   2.1
State income taxes, net of
   federal benefit               1.7        1.6        0.3
Other, net                       0.2         --       (0.1)

                             -------    -------    -------
                             $  15.9    $  13.7    $   2.3
---------------------------  -------    -------    -------
*   53 weeks

The components of the net current deferred income tax asset (liability) are as follows:

                                            1999     1998
----------------------------------------  -------   -------
Amortization of uniforms and              $  (2.1)  $  (2.3)
  accessories
Accrued vacation pay                          2.8       2.2
Other reserves                                9.8       7.5
                                          -------   -------
Current deferred tax asset, net           $  10.5   $   7.4
----------------------------------------  -------   -------

The components of the net non-current deferred income tax asset (liability) are shown below:

                                            1999     1998
---------------------------------------- --------- ----------
Income of foreign subsidiaries and
  affiliates                               $ (20.9)   $ (15.5)
Gain on sale of properties to CPV              8.4        9.0
Deferred compensation                          7.8        6.9
Reserve for losses of reinsurance
  subsidiary                                   5.7        5.7
Reserve for claims of employee health
  trust                                        4.5        4.3
Deferred charges                               0.1        0.1
Other, net                                    (0.5)       1.7
                                           -------    -------
Non-current deferred tax asset, net        $   5.1    $  12.2
----------------------------------------   -------    -------


The exercise of non-qualified stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant. In accordance with APB No. 25, such compensation is not recognized as an expense for financial accounting purposes and related tax benefits are credited directly to additional paid-in-capital.

(15) EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share in accordance with SFAS No. 128. Common stock equivalents related to stock options if exercised are excluded from diluted earnings (loss) per share calculations if their effect would be anti-dilutive. In fiscal 1999, 1998 and 1997 the total number of stock options excluded because their effect would have been anti-dilutive were 329,100, 263,231, and 266,997 respectively (share data in millions).

                                    1999      1998*      1997
--------------------------------   ------    ------    ------
Basic
Net income                         $ 19.6    $  9.3    $  0.1
Weighted average common
   shares outstanding                14.9      14.8      14.7
                                   ------    ------    ------
Basic earnings per share           $ 1.31    $ 0.63    $ 0.01
                                   ------    ------    ------

Diluted
Net income                         $ 19.6    $  9.3    $  0.1
Effect of Wackenhut Corrections
   stock options                     (0.2)     (0.4)     (0.2)
                                   ------    ------    ------
Net income (loss)                  $ 19.4    $  8.9    $ (0.1)
                                   ------    ------    ------
Weighted average common
   shares outstanding                14.9      14.8      14.7
Assumed exercise of stock
   options, net of common
   shares assumed repurchased
   with the proceeds                  0.2       0.3
                                   ------    ------    ------
Adjusted weighted average
   common shares outstanding         15.1      15.1      14.7
                                   ------    ------    ------
Diluted earnings (loss)
   per share                       $ 1.28    $ 0.59    $(0.01)
--------------------------------   ------    ------    ------
* 53 weeks

(16) COMMITMENTS AND CONTINGENCIES

The Company is presently, and is from time to time, subject to other claims arising in the ordinary course of its business. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, there are no other pending legal proceedings except those disclosures below, for which the potential impact if decided unfavorable to the Company could have a material adverse effect on the consolidated financial statements of the Company.

In Texas, grand juries have been convened in Travis and Caldwell Counties and are taking testimony regarding alleged sexual misconduct and document tampering by individuals employed or formerly employed by WHC. At this time, the Company is unable to predict the outcome of these investigations and any potential impact on the financial position, net worth or results of operations of the Company.

In New Mexico, WHC has been in discussions with the State's Department of Corrections and the Legislative Finance Committee to remedy serious operational issues at the WHC's facilities in Lea and Guadalupe Counties. WHC has developed and presented to the State of New Mexico (the "State") recommended contract modifications with associated operational and fiscal resource needs for both facilities. WHC can give no assurances as to the ultimate acceptability of these contract modifications by the State. Additionally, WHC has submitted a proposal to the Federal Bureau of Prisons for the Lea County Correctional Facility for its possible use to hold low security criminal aliens.

On August 31, 1999, WHC announced the mutual decision between WHC, the Texas Department of Criminal Justice State Jail Division (TDCJ) and Travis County, Texas, to discontinue WHC's contract for the operation of the Travis County Community Justice Center. The contract was discontinued effective November 8, 1999. WHC is involved in discussions with TDCJ regarding close-out of all contract claims. The Company cannot predict the outcome of these discussions at this time.

The Company leases office space, data processing equipment and automobiles under non-cancelable operating leases expiring between 2000 and 2017. Rent expense for the fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997 was $22.2 million, $15.8 million, and $10.0 million, respectively.

In December 1997, Wackenhut Corrections entered into a $220 million operating lease facility that was established to acquire and develop new correctional institutions used in its business. As a condition of this facility, Wackenhut Corrections unconditionally agreed to guarantee certain obligations of First Security Bank, N.A., a party to the aforementioned operating lease facility. As of January 2, 2000, approximately $88.7 million of properties were under development under this facility.

The minimum commitments under these leases and the 15 year lease for the corporate headquarters, are as follows:


                                                 Minimum
Year                                           Commitment
-------------------------------------------- ----------------
2000                                           $  18.4
2001                                              15.6
2002                                              13.8
2003                                              12.6
2004                                              11.5
Thereafter                                        54.4
                                               -------
                                               $ 126.3
--------------------------------------------   -------

(17) BUSINESS SEGMENTS

The Company's principal segments are grouped based on similarity of business services provided and the type of customer for which these services are offered. These services consists of security services, correction services and flexible staffing services.

The Wackenhut Corporation, a Florida corporation, and subsidiaries (the "Company"), including Wackenhut Corrections Corporation ("WHC"), a 56% owned subsidiary, is a major provider of global business services which include security-related and other support services to business and government, a leading developer and manager of privatized correctional, detention and public sector mental health services facilities, and a provider of employee leasing and temporary staffing.

For segment reporting, the accounts of the Company's captive insurance company have been included in unallocated corporate expenses. Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation. Direct general and administrative expenses are allocated based on usage.

                                    1999           1998*          1997
--------------------------------  --------       --------       --------
REVENUES:
   Security services              $1,041.0       $  947.2       $  829.0
   Correctional services
                                     438.5          312.8          206.9
   Staffing services
                                     672.8          495.1           90.9
                                  --------       --------       --------
Total revenues                    $2,152.3       $1,755.1       $1,126.8
--------------------------------  --------       --------       --------
OPERATING INCOME:
   Security services              $   27.7       $   24.2       $   20.3
   Correctional services              26.0           22.5           16.5
   Staffing services                   3.5            2.7           (0.3)
   Unallocated corporate
      Expenses                       (19.3)         (17.0)         (14.9)
   One-time charges and
      Impairment of assets              --             --          (18.3)
                                  --------       --------       --------
Total operating income            $   37.9       $   32.4       $    3.3
--------------------------------  --------       --------       --------
EQUITY INCOME (LOSS) OF
   AFFILIATES, NET OF TAXES:
   Security services              $    3.2       $    1.4       $    1.0
   Correctional services               3.3            2.1            1.1
                                  --------       --------       --------
Total equity income               $    6.5       $    3.5       $    2.1
--------------------------------  --------       --------       --------
CAPITAL EXPENDITURES:
   Security services              $    3.0       $    4.6       $    2.9
   Correctional services              39.0           25.0           23.9
   Staffing services                   0.8            0.9            0.3
   Unallocated corporate
      Expenses                         1.2            3.4            0.6
                                  --------       --------       --------
Total capital expenditures        $   44.0       $   33.9       $   27.7
--------------------------------  --------       --------       --------
DEPRECIATION AND
AMORTIZATION EXPENSE:
   Security services              $   12.7       $   11.5       $   10.1
   Correctional services               5.4            3.6            6.3
   Staffing services                   2.0            1.5            0.4
   Unallocated corporate
      Expenses                         2.8            0.9            0.7
                                  --------       --------       --------
Total expenses                    $   22.9       $   17.5       $   17.5
--------------------------------  --------       --------       --------

IDENTIFIABLE ASSETS:
   Security services              $  163.3       $  168.3       $  171.3
   Correctional services             208.2          145.5          139.2
   Staffing services                  76.1           62.6           45.1
   Unallocated corporate
      Expenses                        78.1           68.6           48.8
                                  --------       --------       --------
Total identifiable assets         $  525.7       $  445.0       $  404.4
--------------------------------  --------       --------       --------
* 53 weeks



DOMESTIC AND INTERNATIONAL OPERATIONS
Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues in 1998. Minority interest in consolidated foreign subsidiaries have been reflected, net of applicable income taxes, in the accompanying financial statements. The Company carries its investment in affiliates under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the Company are provided currently. Long-lived assets consist of property, plant and equipment.

A summary of domestic and international operations is shown below:

                                     1999         1998*         1997
--------------------------------  --------      --------      --------
REVENUES:
   Domestic operations            $1,914.4      $1,548.7      $  953.0
   International operations          237.9         206.4         173.8
                                  --------      --------      --------
Total revenues                    $2,152.3      $1,755.1      $1,126.8
--------------------------------  --------      --------      --------
OPERATING INCOME:
   Domestic operations            $   27.5      $   26.2      $   17.1
   International operations           10.4           6.2           4.5
   One-time charges and
      impairment of assets              --            --         (18.3)
                                  --------      --------      --------
Total operating income            $   37.9      $   32.4      $    3.3
--------------------------------  --------      --------      --------
EQUITY INCOME (LOSS) OF
 AFFILIATES, NET OF TAXES:
   Domestic operations            $    1.4            --            --
   International operations            5.1           3.5           2.1
                                  --------      --------      --------
Total equity income               $    6.5           3.5           2.1
--------------------------------  --------      --------      --------
CAPITAL EXPENDITURES:
   Domestic operations            $   39.7      $   29.5      $   19.6
   International operations            4.3           4.4           8.1
                                  --------      --------      --------
Total capital expenditures        $   44.0      $   33.9      $   27.7
--------------------------------  --------      --------      --------
DEPRECIATION AND
AMORTIZATION EXPENSE:
   Domestic operations            $   18.1      $   12.8      $   12.9
   International operations            4.8           4.7           4.6
                                  --------      --------      --------
Total expenses                    $   22.9      $   17.5      $   17.5
--------------------------------  --------      --------      --------

LONG-LIVED ASSETS:
   Domestic operations            $   52.7      $   46.9      $   48.2
   International operations           15.5           9.7           8.2
                                  --------      --------      --------
Total long-lived assets           $   68.2      $   56.6      $   56.4
--------------------------------  --------      --------      --------
*53 weeks

(18) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the Company and its subsidiaries for the fiscal years ended January 2, 2000 and January 3, 1999 is as follows:

                                                                           First         Second         Third        Fourth
1999                                                                      Quarter        Quarter       Quarter       Quarter
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                  $  500.1       $  530.3      $  547.5      $  574.4
Income from operations                                                    $    7.9       $    9.0      $   10.9      $   10.1
Net income                                                                $    4.0       $    4.7      $    5.4      $    5.5
Earnings per share - basic                                                $   0.27       $   0.31      $   0.36      $   0.37
Earnings per share - diluted                                              $   0.26       $   0.30      $   0.35      $   0.37
-----------------------------------------------------------------------------------------------------------------------------
1998                                                                                                                (14 weeks)
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                  $  398.6       $  416.7      $  438.4      $  501.4
Income from operations                                                    $    5.9       $    8.8      $    8.7      $    9.0
Cumulative effect of change in accounting principle (1)                   $   (6.6)      $     --      $     --      $     --
Net income (loss)                                                         $   (4.1)      $    4.0      $    4.4      $    5.0
Earnings per share - basic
  Income before cumulative effect of change in accounting principle       $   0.17       $   0.27      $   0.30      $   0.34
  Cumulative effect of change in accounting principle                     $  (0.44)      $     --      $     --      $     --
  Net income (loss)                                                       $  (0.27)      $   0.27      $   0.30      $   0.34
Earnings per share - assuming dilution
  Income before cumulative effect of change in accounting principle       $   0.16       $   0.26      $   0.29      $   0.33
  Cumulative effect of change in accounting principle                     $  (0.44)      $     --      $     --      $     --
  Net income (loss)                                                       $  (0.28)      $   0.26      $   0.29      $   0.33
-----------------------------------------------------------------------------------------------------------------------------



Note: Each quarter has 13 weeks, except for the fourth quarter of 1998 that has 14 weeks.

(1) In the fourth quarter the Company adopted SOP 98-5 resulting in a charge of $6.6 million after-tax and minority interest expense (described in Note 2, hereto) and has been recognized retroactively to the first quarter of 1998.

Report of Independent Certified Public Accountants

To the Shareholders of
                 The Wackenhut Corporation:


We have audited the accompanying consolidated balance sheets of The Wackenhut Corporation (a Florida corporation) and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income for each of the three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wackenhut Corporation and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective December 29, 1997, the Company changed its method of accounting for costs of start-up activities.

ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
  February 17, 2000.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of
 The Wackenhut Corporation:


The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. They include amounts based on judgments and estimates.

Representation in the consolidated financial statements and the fairness and integrity of such statements are the responsibility of management. In order to meet management's responsibility, the Company maintains a system of internal controls and procedures and a program of internal audits designed to provide reasonable assurance that the Company's assets are controlled and safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon in the preparation of consolidated financial statements.

The consolidated financial statements have been audited by Arthur Andersen LLP, independent certified public accountants, whose appointment was ratified by shareholders. Their report expresses a professional opinion as to whether management's financial statements considered in their entirety present fairly, in conformity with generally accepted accounting principles, the Company's financial position and results of operations. Their audit was conducted in accordance with generally accepted auditing standards. As part of this audit, Arthur Andersen LLP considered the Company's system of internal controls to the degree they deemed necessary to determine the nature, timing and extent of their audit tests which support their opinion on the consolidated financial statements.

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


/s/ George R. Wackenhut             /s/ Philip L. Maslowe
George R. Wackenhut                 Philip L. Maslowe
Chairman of the Board               Senior Vice President,
                                    Chief Financial Officer



Palm Beach Gardens, Florida,
  February 17, 2000