Form 10-Q
period 2000-04-02
WACKENHUT CORP
filed 2000-05-17
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 2, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                          Commission file number 1-5450
                                                 -------

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

                                Yes [X] No [ ]

At May 12, 2000, 3,855,582 shares of Series A were issued and outstanding and 11,144,409 shares of Series B of the registrant's Common Stock were outstanding after deducting 201,492 shares held in treasury.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended April 2, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEKS ENDED
                         APRIL 2, 2000 and APRIL 4, 1999
                       (in millions except per share data)
                                    UNAUDITED


                                                                     2000             1999
                                                                   --------         --------
REVENUES                                                           $  594.0         $  500.1
                                                                   --------         --------

OPERATING EXPENSES:
Payroll and related taxes                                             452.9            388.8
Other operating expenses                                              126.1             98.2
Depreciation and amortization expense                                   6.3              5.2
                                                                   --------         --------
                                                                      585.3            492.2
                                                                   --------         --------

OPERATING INCOME                                                        8.7              7.9
                                                                   --------         --------

OTHER INCOME (EXPENSE):
Interest and investment income                                          1.1              0.9
Interest expense                                                       (1.7)            (1.0)
                                                                   --------         --------
                                                                       (0.6)            (0.1)
                                                                   --------         --------

INCOME BEFORE INCOME TAXES                                              8.1              7.8
Provision for income taxes                                             (3.2)            (3.1)
Minority interest, net of income taxes of $1.5 and $1.6                (2.3)            (2.4)
Equity income of affiliates, net of income taxes
  of $1.1 and $1.1                                                      1.7              1.7

                                                                   --------         --------
NET INCOME                                                         $    4.3         $    4.0
                                                                   ========         ========


EARNING PER SHARE:
Basic                                                              $   0.29         $   0.27
Diluted                                                            $   0.28         $   0.26


Basic weighted average shares outstanding                              15.0             14.9
Diluted weighted average shares outstanding                            15.1             15.1



See notes to unaudited consolidated financial statements

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        APRIL 2, 2000 AND JANUARY 2, 2000
                                  (in millions)

                                    UNAUDITED


                                                                                        April 2,     January 2,
                                                                                         2000           2000
                                                                                        -------      ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 49.1         $ 67.0
   Accounts receivable, net                                                              204.2          182.3
   Inventories                                                                            13.1           14.7
   Deferred taxes                                                                         10.2           10.5
   Prepaid expenses                                                                       12.4           12.5
   Other                                                                                  13.4           12.1
                                                                                        ------         ------
                                                                                         302.4          299.1
                                                                                        ------         ------

MARKETABLE SECURITIES                                                                     24.7           28.8
                                                                                        ------         ------

PROPERTY AND EQUIPMENT - at cost                                                         106.6           96.1
                       - accumulated depreciation                                        (30.5)         (27.9)
                                                                                        ------         ------
                                                                                          76.1           68.2
                                                                                        ------         ------

DEFERRED TAXES                                                                             9.7           10.0
                                                                                        ------         ------

OTHER ASSETS:
   Goodwill, net                                                                          53.1           52.3
   Other intangibles, net                                                                 16.1           16.7
   Investment in and advances to affiliates, at cost                                      50.0           42.0
   Other                                                                                   8.1            8.6
                                                                                        ------         ------
                                                                                         127.3          119.6
                                                                                        ------         ------

                                                                                        $540.2         $525.7
                                                                                        ======         ======



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        APRIL 2, 2000 AND JANUARY 2, 2000
                         (in millions except share data)
                                    UNAUDITED


                                                                                           April 2,      January 2,
                                                                                             2000           2000
                                                                                           --------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt                                      $  3.7           $  4.7
   Accounts payable                                                                           36.4             38.3
   Accrued payroll and related taxes                                                          81.0             77.1
   Accrued expenses                                                                           59.1             59.7
                                                                                            ------           ------
                                                                                             180.2            179.8
                                                                                            ------           ------

RESERVES FOR INSURANCE LOSSES                                                                 75.4             77.5
                                                                                            ------           ------

LONG-TERM DEBT                                                                                30.9             16.5
                                                                                            ------           ------

DEFERRED REVENUE                                                                              14.8             15.2
                                                                                            ------           ------

OTHER                                                                                         18.0             17.4
                                                                                            ------           ------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

MINORITY INTEREST                                                                             54.0             55.4
                                                                                            ------           ------

SHAREHOLDERS' EQUITY:
   Preferred stock, 10 million shares authorized, none outstanding
   Common stock, $.10 par value, 50 million shares authorized
       Series A, 3.9 million issued and outstanding                                            0.4              0.4
       Series B, 11.1 million issued and outstanding                                           1.1              1.1
   Additional paid-in capital                                                                123.9            124.8
   Retained earnings                                                                          55.3             51.0
   Accumulated other comprehensive loss                                                      (10.7)           (10.3)
   Treasury stock at cost, 0.2 million shares of Series B shares                              (3.1)            (3.1)
                                                                                            ------           ------
                                                                                             166.9            163.9
                                                                                            ------           ------

                                                                                            $540.2           $525.7
                                                                                            ======           ======




See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2000 AND APRIL 4, 1999
                                  (In millions)
                                    UNAUDITED


                                                                                    April 2,         April 4,
                                                                                      2000             1999
                                                                                    --------          -------
CASH FLOWS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
    Net income                                                                        $  4.3          $  4.0
    Adjustments to reconcile net income to net cash
      Provided by (used in) operating activities:
         Depreciation expense                                                            2.8             2.4
         Uniform amortization                                                            2.0             2.1
         Other amortization expense                                                      1.5             0.7
         Deferred taxes                                                                  0.2            (1.9)
         Provision for bad debts                                                         0.7             0.1
         Equity income, net of dividends                                                (2.8)           (2.6)
         Minority interests in net income                                                3.8             4.1
         Other                                                                          (1.2)           (0.4)
    Changes in assets and liabilities, net of acquisitions and divestitures -
       (Increase) Decrease in assets:
         Accounts receivable                                                           (23.6)            1.3
         Inventories                                                                    (0.4)           (3.2)
         Prepaid expenses                                                                0.1            (8.2)
         Other current assets                                                           (1.3)           (1.6)
         Other                                                                          (1.2)           (2.3)
    Increase (Decrease) in liabilities:
         Accounts payable and accrued expenses                                          (3.1)           10.7
         Accrued payroll and related taxes                                               3.9            (3.5)
         Reserves for insurance losses                                                  (2.1)            3.5
         Deferred revenue                                                               (0.4)           (0.2)
         Other                                                                           0.7             0.6
                                                                                      ------           -----
    Net Cash (Used In) Provided By Operating Activities                                (16.1)            5.6
                                                                                      ------           -----

INVESTING ACTIVITIES
    Net proceeds from sale of prison facilities to CPV                                  --              22.3
    Net investment in and advances to affiliates and joint ventures                     (5.1)             --
    Capital expenditures                                                               (10.7)          (10.8)
    Sales of marketable securities                                                       8.0             4.7
    Purchases of marketable securities                                                  (3.2)           (8.9)
    Non-current assets                                                                    --             1.3
                                                                                      ------           -----
    Net Cash (Used In) Provided By Investing Activities                                (11.0)            8.6
                                                                                      ------           -----


                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2000 AND APRIL 4, 1999
                                  (in millions)
                                    UNAUDITED
                                   (Continued)

                                                                                            April 2,        April 4,
                                                                                             2000             1999
                                                                                           ---------        --------
CASH FLOWS PROVIDED BY (USED IN):
FINANCING ACTIVITIES
    Net proceeds from exercise of stock options of subsidiary                                  --               0.2
    Proceeds from the exercise of stock options                                                --               0.7
    Proceeds from issuance of debt                                                           95.6              47.6
    Payments on debt                                                                        (82.3)            (46.2)
    Dividends paid                                                                             --              (2.2)
    Net proceeds from sales (payments for repurchases) of accounts receivable                 1.0             (15.0)
    Purchase of treasury stock of subsidiary                                                 (4.2)             (4.3)
                                                                                           ------            ------
    Net Cash Provided By (Used In) Financing Activities                                      10.1             (19.2)
                                                                                           ------            ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (0.9)              0.2
                                                                                           ------            ------
NET DECREASE IN CASH AND EQUIVALENTS                                                        (17.9)             (4.8)

CASH AND CASH EQUIVALENTS, at beginning of period                                            67.0              43.5

                                                                                           ------            ------
CASH AND CASH EQUIVALENTS, at end of period                                                $ 49.1            $ 38.7
                                                                                           ======            ======

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
   Interest                                                                                $  1.7           $   1.1
   Income taxes                                                                               0.1               1.4

Non-cash financing and investing activities:
   Impact on equity from the exercise and tax benefit related to the exercise of
      options issued under the Company's non-qualified stock option plan                   $   --           $   1.6



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC." The results for the thirteen weeks ended April 2, 2000 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. Certain prior year amounts have been reclassified to conform to current year presentation. Accounts receivable are net of allowances of $5.1 million and $5.2 million at April 2, 2000 and January 2, 2000, respectively.

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of affiliates approximated $24.1 million and $22.5 million at April 2, 2000 and January 2, 2000, respectively, and is included in "Investment in and advances to affiliates" in the accompanying consolidated balance sheets. The following is a summary of condensed unaudited financial information pertaining to affiliates (dollars in millions):


                                                                                April 2,            January 2,
                                                                                  2000                2000
                                                                                -------             ---------
Balance sheet items:
     Current assets                                                             $ 173.3              $ 142.6
     Non-current assets                                                           293.9                280.6
     Current liabilities                                                          100.9                 92.3
     Non-current liabilities                                                      259.6                262.2
     Minority interest liability                                                    0.7                  1.3



                                                                                April 2,             April 4,
                                                                                 2000                 1999
                                                                                -------              -------
Income statement items for the thirteen weeks ended:
     Revenues                                                                   $ 147.9              $ 116.7
     Operating income                                                              12.1                  9.1
     Net income before taxes                                                        7.4                  6.8



3. COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows (dollars in millions):


                                                                                       Thirteen weeks ended
                                                                                  -------------------------------
                                                                                   April 2,              April 4,
                                                                                    2000                  1999
                                                                                  --------               -------
Net income                                                                        $    4.3               $   4.0
Foreign currency translation adjustments, net of income tax
    benefits of $0.6 million and $0.1 million, respectively                           (0.9)                 (0.2)
Unrealized gain on marketable securities, net of income
    tax of $0.3 million and none, respectively                                         0.5                    --
                                                                                  --------               -------
Comprehensive income                                                              $    3.9               $   3.8
                                                                                  ========               =======


4. INTANGIBLES

Intangibles consisted of the following (dollars in millions):


                                      April 2,        January 2,
                                       2000             2000
                                     -------          ----------

Goodwill                             $  59.1           $  57.6
Contract value                          15.6              15.6
Other                                    8.8               8.8
                                     -------           -------
                                     $  83.5           $  82.0
Accumulated amortization
     Goodwill                            6.0               5.3
     Contract value                      5.0               4.8
     Other                               3.3               2.9
                                     -------           -------
                                        14.3              13.0
                                     -------           -------
Net                                  $  69.2           $  69.0
                                     -------           -------

5. INCOME TAXES

The combined Federal and state effective income tax rate was 39.9% for the first thirteen weeks of 2000 and 39.7% for the first thirteen weeks of 1999.

6.  LONG TERM DEBT

Long-term debt consists of the following (dollars in millions):


                                                             April 2,        January 2,
                                                               2000             2000
                                                             --------        -----------
Revolving loans at weighted average
    rate of 7.5% and 8.0%, respectively                       $29.5             $15.0
Lease obligation payable in
    installments through 2004 at a
    weighted average rate of 4.5%                               1.7               1.8
Other debt principally related to
    North American operations and
    International subsidiaries                                  3.4               4.4
                                                              -----             -----
Total                                                          34.6              21.2
Less: current portion                                          (3.7)             (4.7)
                                                              -----             -----
Total                                                         $30.9             $16.5
                                                              -----             -----


7. EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighed average number of shares of potential dilutive common stock (in millions except for per share amounts).


                                             April 2,           April 4,
                                              2000                1999
                                             --------           --------

Basic
Net income                                   $   4.3            $    4.0
Weighted average common
   shares outstanding                           15.0                14.9
                                             -------            --------
Basic earnings per share                     $  0.29            $   0.27
                                             -------            --------

Diluted
Net income                                   $   4.3            $    4.0
Effect of Wackenhut Corrections
   stock options                                (0.1)                 --
                                             -------            --------
Net income                                   $   4.2            $    4.0
                                             -------            --------

Weighted average common
   shares outstanding                           15.0                14.9
Assumed exercise of stock
   options, net of common
   shares assumed repurchased
   with the proceeds                             0.1                 0.2
                                             -------            --------
Adjusted weighted average
   common shares outstanding                    15.1                15.1
                                             -------            --------
Diluted earnings per share                   $  0.28            $   0.26
                                             --------           --------



Options to purchase 924,300 and 285,000 shares of common stock at April 2, 2000 and April 4, 1999, respectively, were excluded from the diluted earnings per share calculation as their impact would have been antidilutive.

8. SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

On January 7, 2000, WHC sold its right to acquire the correctional facility in Jena, Louisiana to Correctional Properties Trust ("CPV") for $15.3 million. As the facility was sold at cost, WHC did not realize a gain or loss on the sale. This facility is being leased back to WHC under an operating lease.

9. TREASURY STOCK

The Board of Directors of the Company and of Wackenhut Corrections authorized the repurchase, at the discretion of each company's senior management, of up to
0.5 million shares of Series B common stock and 0.5 million shares of Wackenhut Corrections common stock, respectively. In February 1999, the Board of Directors of Wackenhut Corrections authorized, in addition to that previously authorized, the repurchase of up to 0.5 million shares of its common stock. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. Wackenhut Corrections' repurchases of shares of common stock are recorded as a reduction to additional paid-in capital and minority interest. As of January 2, 2000, the Company had bought back 196,400 shares of the Company's Series B common stock at an average price of $15.48, and Wackenhut Corrections repurchased 878,000 shares of Wackenhut Corrections common stock at an average price of $19.13 per share. From January 3, 2000 to April 2, 2000, WHC had repurchased an additional 424,800 shares of its common stock at an average price of $9.99 per share. Subsequent to April 2, 2000, WHC repurchased an additional 75,200 shares at an average price of $9.13.

10. COMMITMENTS AND CONTINGENCIES

On August 31, 1999, WHC announced the mutual decision between WHC, the Texas Department of Criminal Justice State Jail Division ("TDCJ") and Travis County, Texas to discontinue WHC's contract for the operation of the Travis County Community Justice Center. The contract was discontinued effective November 8, 1999. WHC is involved in discussions with TDCJ regarding close-out of all contract claims. The Company cannot predict the outcome of these discussions at this time.

In New Mexico, WHC has been is discussions with the State's Department of Corrections and Legislative Finance Committee and has submitted proposed contract modifications regarding additional compensation for physical plant modification and increased staffing at Guadalupe County Correctional Facility and Lea County Correctional Facility which have been implemented or are in the process of being implemented by WHC. At this time no agreement has been reached regarding these contract modifications.

11. BUSINESS SEGMENTS

The Company's principal segments are grouped based on similarity of business services provided and the type of customer for which these services are offered. These services consist of security services, correctional services and flexible staffing services. The Company is a major provider of global business services which include security-related and other support services to business and government, a leading developer and manager of privatized correctional, detention and public sector mental health services facilities, and a provider of employee leasing and temporary staffing. For segment reporting, the accounts of the Company's captive insurance company have been included in unallocated corporate expenses. Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation. Direct general and administrative expenses are allocated based on usage.





                                                                                             Thirteen Weeks Ended
                                                                                   -----------------------------------------
(dollars in millions)                                                              April 2, 2000               April 4, 1999
                                                                                   -------------               -------------
Revenues:
     Security services                                                               $  285.0                      $ 250.7
     Correctional services                                                              130.5                         97.4
     Staffing services                                                                  178.5                        152.0
                                                                                     --------                      -------
Total Revenues                                                                       $  594.0                      $ 500.1
                                                                                     ========                      =======

Operating Income:
     Security services                                                               $    8.3                      $   5.8
     Correctional services                                                                5.6                          6.5
     Staffing services                                                                    0.7                          0.6
     Unallocated corporate expenses                                                      (5.9)                        (5.0)
                                                                                     --------                      -------
Total operating income                                                               $    8.7                      $   7.9
                                                                                     ========                      =======

Equity Income of Affiliates, net of taxes:
     Security services                                                               $    0.6                      $   1.0
     Correctional services                                                                1.1                          0.7
                                                                                     --------                      -------
Total equity income                                                                  $    1.7                      $   1.7
                                                                                     ========                      =======

Capital Expenditures:
     Security services                                                               $    0.2                       $  0.7
     Correctional services                                                               10.1                          9.7
     Staffing services                                                                    0.2                          0.3
     Unallocated corporate expenditures                                                   0.2                          0.1
                                                                                     --------                      -------
Total capital expenditures                                                           $   10.7                      $  10.8
                                                                                     ========                      =======

Depreciation and Amortization:
     Security services                                                               $    3.1                      $   3.0
     Correctional services                                                                2.1                          1.3
     Staffing services                                                                    0.6                          0.5
     Unallocated corporate expenses                                                       0.5                          0.4
                                                                                     --------                      -------
Total depreciation and amortization expense                                          $    6.3                      $   5.2
                                                                                     ========                      =======



                                                                                  April 2, 2000              January 2, 2000
                                                                               -----------------            ------------------
Identifiable Assets:
     Security services                                                               $  180.2                      $ 163.3
     Correctional services                                                              213.2                        208.2
     Staffing services                                                                   76.6                         76.1
     Unallocated corporate assets                                                        70.2                         78.1
                                                                                     --------                      -------
Total identifiable assets                                                            $  540.2                      $ 525.7
                                                                                     ========                      =======


DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues in 1999 or in the first quarter of 2000. Minority interest in consolidated foreign subsidiaries has been reflected, net of applicable income taxes, in the accompanying financial statements. The Company carries its investment in affiliates (20% to 50% owned) under the equity method. U.S. income taxes, which would be payable upon remittance of affiliates' earnings to the Company, are provided currently. Long-lived assets consist of property, plant and equipment. A summary of domestic and international operations is shown below:





                                                                                             Thirteen Weeks Ended
                                                                                   -----------------------------------------
(dollars in millions)                                                              April 2, 2000               April 4, 1999
                                                                                   -------------               -------------
Revenues:
     Domestic operations                                                             $  518.8                     $  445.8
     International operations                                                            75.2                         54.3
                                                                                     --------                      -------
Total Revenues                                                                       $  594.0                      $ 500.1
                                                                                     ========                      =======

Operating Income:
     Domestic operations                                                             $    2.2                      $   5.9
     International operations                                                             6.5                          2.0
                                                                                     --------                      -------
Total operating income                                                               $    8.7                      $   7.9
                                                                                     ========                      =======

Equity Income of Affiliates, net of taxes:
     Domestic operations                                                             $    0.3                      $   0.5
     International operations                                                             1.4                          1.2
                                                                                     --------                      -------
Total equity income                                                                  $    1.7                      $   1.7
                                                                                     ========                      =======

Capital Expenditures:
     Domestic operations                                                             $    7.9                      $  10.3
     International operations                                                             2.8                          0.5
                                                                                     --------                      -------
Total capital expenditures                                                           $   10.7                      $  10.8
                                                                                     ========                      =======

Depreciation and Amortization:
     Domestic operations                                                             $    4.8                      $   3.9
     International operations                                                             1.5                          1.3
                                                                                     --------                      -------
Total depreciation and amortization expense                                          $    6.3                      $   5.2
                                                                                     ========                      =======



                                                                                  April 2, 2000              January 2, 2000
                                                                               -----------------            ------------------
Long-lived Assets:
     Domestic operations                                                             $   59.2                     $   52.7
     International operations                                                            16.9                         15.5
                                                                                     --------                      -------
Total long-lived assets                                                              $   76.1                      $  68.2
                                                                                     ========                      =======


12. SUBSEQUENT EVENT

On May 12, 2000, the Louisiana Department of Public Safety and Corrections ("LDPSC") notified WHC of its intention to remove all inmates from the Jena Juvenile Justice Center in Jena, Louisiana and to terminate the cooperative agreement for such facility effective June 30, 2000. WHC notified facility staff that their employment would be terminated effective May 17, 2000. The LDPSC will continue to make lease payments to WHC through June 30, 2000. WHC is continuing its efforts to find an alternative use for the facility. However, during this period of transition, WHC will continue to incur certain fixed costs. If WHC is unable to find an alternative use for the facility, there could be an adverse impact on the Company's financial position and future results of operations.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Wackenhut Corporation, a Florida corporation, and subsidiaries (the "Company"), including WHC, a 57% owned public subsidiary, is a major provider of global business services which include security-related and other support services to business and government, a leading developer and manager of privatized correctional, detention and public sector mental health services facilities, and a provider of employee leasing and temporary staffing. Security Services has expanded into a range of support services to include security operations, facility management, fire and emergency medical services and food service to private and publicly managed correctional facilities. The Security Services business is organized into North American Operations and International Operations. Wackenhut Corrections designs, constructs, finances and manages correctional, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. During the past four years, the Company has established a national presence in the flexible staffing business, which includes personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services.


FINANCIAL CONDITION

Reference is made to pages 26 through 32 of the Company's Annual Report to Shareholders, filed as Exhibit 13.0 with the Company's Annual Report Form 10-K for the fiscal year ended January 2, 2000, for further discussion and analysis of information pertaining to the Company's financial condition.

LIQUIDITY

Cash and cash equivalents at April 2, 2000 of $49.1 million decreased $17.9 million from January 2, 2000. Cash used in operating activities amounted to $16.1 million in the first quarter 2000, versus $5.6 million provided by operating activities in the first quarter 1999 primarily related to an increase in accounts receivable and a decrease in accounts payable and accrued expenses. Cash used in investing activities amounted to $11.0 in the first quarter 2000 versus cash provided by investing activities of $8.6 million for the same period in the prior year, primarily reflecting proceeds from the sale of prison facilities to Correctional Properties Trust ("CPV") in the prior year. Cash provided by financing activities in the first quarter 2000 amounted to $10.1 million, reflecting primarily $95.6 million in proceeds from issuance of debt, offset by $82.3 million for payments on debt. Cash used in financing activities was $19.2 million in the first quarter of 1999. As of April 2, 2000, the total amount available to the Company from its revolving credit and accounts receivable securitization facility was $70.4 million.

As of April 2, 2000, approximately $81.1 million of WHC's $220.0 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities and international investments. In addition, Wackenhut Corrections is exposed to market risks arising from changes in interest rates with respect to its $220.0 million operating lease facility. Based on the Company's interest rate and foreign exchange rate position at April 2, 2000, a hypothetical 100 basis point change in market interest rates or a 10% change in the historical currency rates would not have a material effect on the Company's financial position or results of operations.

*FORWARD-LOOKING STATEMENTS: Management's discussion and analysis of financial condition and results of operations and Market Risk and the May 5, 2000 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations by its organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):


                                                                                Thirteen weeks ended
                                                                    ------------------------------------------------
                                                                      April 2, 2000                  April 4, 1999
                                                                    ----------------              ------------------
                                                                      $          %                  $           %
                                                                    -----      -----              -----        -----
REVENUES [a]
  Global Security Services:
    North American Operations                                       243.7       41.0              214.2         42.8
    International Operations                                         41.3        7.0               36.5          7.3
                                                                    -----      -----              -----        -----
                                                                    285.0       48.0              250.7         50.1

  Correction Services                                               130.5       22.0               97.4         19.5
  Flexible Staffing Services                                        178.5       30.0              152.0         30.4
                                                                    -----      -----              -----        -----
  Consolidated revenues                                             594.0      100.0              500.1        100.0
                                                                    =====      =====              =====        =====

OPERATING INCOME [b]
    Global Security Services:
    North America Operations                                          7.1        2.9                5.3          2.5
    International Operations                                          1.2        2.9                0.5          1.4
                                                                    -----                         -----
                                                                      8.3        2.9                5.8          2.3

   Correction Services                                                5.6        4.3                6.5          6.7
   Flexible Staffing Services                                         0.7        0.4                0.6          0.4
   Unallocated corporate expense                                     (5.9)      (1.0)              (5.0)        (1.0)
                                                                    -----                         -----
   Consolidated operating income                                      8.7        1.5                7.9          1.6
                                                                    =====                         =====



     [a] Represents percent of total revenues.
     [b] Represents percent of respective business related revenues.


COMPARISON OF THIRTEEN WEEKS ENDED APRIL 2, 2000 AND THIRTEEN WEEKS ENDED APRIL 4, 1999

REVENUES
Global Security Services
First quarter 2000 Global Security Services revenues increased $34.3 million, or 13.7%, to $285.0 million from $250.7 million in the first quarter of 1999. Revenues of the North American Operations increased $29.5 million, or 13.8%, to $243.7 million in the first quarter of 2000 from $214.2 million in the first quarter of 1999. There was continued expansion of revenues from national accounts due to new contracts and increases in existing contracts. International Operations' revenues increased $4.8 million, or 13.2%, to $41.3 million in the first quarter of 2000 compared to $36.5 million in the first quarter of

1999. Increases in international security revenues are primarily attributable to growth in Europe and Latin America due to new contracts.

Correctional Services

First quarter 2000 Correctional Services revenues increased $33.1 million, or 33.9%, to $130.5 million from $97.4 million in the comparable quarter last year. Approximately $26.9 million of the increase in revenues in the first quarter 2000 compared to the first quarter 1999 is attributable to increased compensated resident days resulting from the opening of six facilities in 1999. The number of compensated resident days in domestic facilities increased to 2,165,872 in the first quarter 2000 from 2,029,870 in the first quarter 1999. Compensated resident days in Australian facilities increased to 486,346 from 222,269 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities. Approximately $7.4 million of the increase in revenues is attributable to the construction of new facilities. Revenues decreased $2.7 million due to the loss of a contract. The balance of the increase is attributable to facilities open during all of both periods. The average facility occupancy in domestic facilities was 97.3% of capacity in the first quarter 2000 compared to 96.9% in the first quarter 1999.

Staffing Services

Staffing Services first quarter 2000 revenues increased $26.5 million, or 17.4%, to $178.5 million from $152.0 million in the comparable quarter last year. Leased employees grew to approximately 31,000 at the end of the first quarter of 2000 from 27,000 at the end of the first quarter of 1999. Temporary placement hours grew 8.5% to approximately 877,000 during the first quarter of 2000 from approximately 808,000 during the first quarter of 1999.

OPERATING INCOME

First quarter 2000 consolidated operating income increased $0.8 million, or 10.1%, to $8.7 million from $7.9 million in the first quarter of 1999. The operating margin for the first quarter of 1999 decreased slightly to 1.5% as compared to 1.6% for the comparable first quarter of 1999. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services.

SECURITY SERVICES

The operating income of the security services business increased $2.5 million, or 43.1%, to $8.3 million in the first quarter of 2000 from $5.8 million for the comparable quarter last year. North American Operations' operating income increased $1.8 million, or 34.0%, to $7.1 million in the first quarter of 2000 from $5.3 million in the first quarter of 1999. The increase in operating income of the North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations as a percentage of revenues increased 40 basis points to 2.9% in the first quarter of 2000 compared to the same quarter of 1999. This increase is primarily attributable to the expensing of start-up costs in the first quarter 1999, relating to the opening of five offices on the West Coast, and a reduction in IT project costs. International Operations' operating income increased $0.7 million to $1.2 million in the first quarter 2000 from $0.5 million in the first quarter 1999, and is primarily attributable to improved margins in Europe and Latin America.

CORRECTIONAL SERVICES

First quarter 2000 operating income decreased $0.9 million, or 14.9%, to $5.6 million from $6.5 million in the comparable period in 1999. As a percentage of revenue, operating income decreased to 4.3% in the first quarter of 2000 from 6.7% in the first quarter of 1999. This decrease is due to expenses related to the construction of two facilities and additional expenses related to operations at six facilities in the

United States. WHC has developed strategies to improve the operational performance of these facilities; however, there can be no assurances that these strategies will be successful. In addition, there has been an adverse trend in the development of liability claims experience, and although WHC is developing a strategy to improve the management of loss claims incurred, there can be no assurances that this strategy will be successful. As a result, WHC will incur additional operating expenses related to general comprehensive liability insurance that could have an adverse impact on the Company's future financial results of operations.

On August 31, 1999, WHC announced the mutual decision to discontinue its contract for the operation of the Travis County Community Justice Center effective November 8, 1999, and is currently involved in discussions regarding close-out of all contract claims. The Company cannot predict the outcome of these discussions at this time. WHC has been in discussions regarding its New Mexico operations and has submitted proposed contract modifications regarding additional compensation for physical plant modification and increased staffing, which have been or are in the process of being implemented by WHC. At this time no agreement has been reached regarding these contract modifications.

The Louisiana authorities have notified WHC of its intention to remove all juvenile inmates from the Jena Juvenile Justice Center and to terminate the cooperative agreement for such facility effective June 30, 2000. WHC is attempting to find an alternative use for the facility and will continue to incur certain fixed costs during this transition period. If WHC is unable to find an alternative use, there could be an adverse impact on the Company's future financial results of operations.

STAFFING SERVICES

The operating profit of Staffing Services was $0.7 million in the first quarter of 2000, as compared to $0.6 million for the first quarter of 1999. This increase is attributable to revenue growth.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate general and administrative expenses increased 18.0% to $5.9 million in the first quarter of 2000 from $5.0 million in the first quarter of 1999. This increase over the prior year primarily reflects a non-recurring increase in consulting fees. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses remained the same at 1.0% of revenues in the first quarter of 2000 and 1999.

OTHER INCOME/EXPENSE

The Company incurred other expense of $0.6 million in the first quarter of 2000 compared to $0.1 million in the first quarter of 1999. Investment income increased $0.2 million to $1.1 million in the first quarter of 2000 from $0.9 million in the first quarter of 1999. This increase is primarily attributable to WHC's return on investment in overseas affiliates. Interest expense increased $0.7 million to $1.7 million in the first quarter of 2000 from $1.0 million in the first quarter of 1999. This increase is primarily attributable to increased interest expense related to the increase in the securitized accounts receivables and the revolver loan along with higher interest rates.

INCOME BEFORE INCOME TAXES

First quarter 2000 income before taxes increased $0.3 million, or 3.8%, to $8.1 million from $7.8 million in the first quarter of 1999.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $15.0 million, or 2.5% of revenues for the first quarter of 1999, which was an increase of $1.9 million, or 14.5%, over the $13.1 million, or 2.6% of revenues, EBITDA in the first quarter of 1999. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 39.9% for the first thirteen weeks of 2000 and 39.7% for the first thirteen weeks of 1999.

MINORITY INTEREST

Minority interest (net of income taxes) decreased $0.1 million to $2.3 million in the first quarter of 2000 from $2.4 million in the first quarter of 1999, reflecting principally the decrease in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) remained the same at $1.7 million for the first quarter 2000 and first quarter 1999.

NET INCOME

Net income was $4.3 million for the first quarter 2000, or $0.29 basic earnings per share, as compared to $4.0 million, or $0.27 basic earnings per share for the same period in 1999. Earnings per share on a diluted basis was $0.28 in the first quarter 2000 compared to $0.26 per share for the same period in 1999. Goodwill amortization, after tax, amounted to $0.5 million and $0.3 million for the first quarter 2000 and first quarter 1999, respectively. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.02 more for both the first quarter 2000 and first quarter 1999. In addition, diluted earnings per share would have been $0.03 and $0.02 more for the first quarter 2000 and first quarter 1999, respectively.

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

In Travis County, Texas, a grand jury indicted twelve of WHC's former facility employees for various types of sexual misconduct at the Travis County Community Justice Center. Eleven of the twelve indicted former employees already resigned from or had been terminated by WHC as a result of WHC initiated investigations over the course of the prior three years. WHC is not providing counsel to assist in the defense of these twelve individuals. Management believes these indictments are not expected to have any material financial impact on the Company. The District Attorney in Travis County continues to review WHC documents for alleged document tampering at the Travis County Facility. At this time, WHC cannot predict the outcome of this investigation. WHC believes that if the outcome of this investigation is unfavorable, there could be an adverse effect upon the Company's financial position and future results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits

Exhibit
Number        Description
-------       -----------

4. Fifth Amendment to Transfer and Administration Agreement (this "Amendment"), dated March 31, 2000, among Wackenhut Funding Corporation, a Delaware Corporation (the "Transferor") and its successors and assigns, The Wackenhut Corporation, a Florida corporation, individually and as servicer ("Wackenhut" or the "Servicer"), Enterprise Funding Corporation, a Delaware corporation ("Enterprise" or the "Purchaser") and its successors assigns, and Bank of America, N.A. (as successor to Nationsbank, N.A.), a national banking association ("Bank of America"), as agent for Enterprise and the Bank Investors (in such capacity, the "Agent") and as a Bank Investor, amending that certain Transfer and Administration Agreement dated as of December 30, 1997 among the Transferor, the Servicer, the Purchaser, the Agent and Bank of America (collectively, the "Parties"), as amended to the date hereof by the First Amendment to Transfer and Administration Agreement dated as of March 24, 1998, among the Parties, the Second Amendment to Transfer and Administration Agreement dated December 23, 1998, among the Parties, the Third Amendment to the Transfer and Administration Agreement dated January 29, 1999, among the Parties, and the Fourth Amendment to the Transfer and Administration Agreement dated January 28, 2000, among the Parties (collectively, the "Original Agreement," and said agreement as amended by this Amendment, the "Agreement").

10.1 Amended and restated Senior Officer Retirement / Deferred Compensation Agreement dated December 29, 1985 for Richard R. Wackenhut

10.2 Amended and restated Senior Officer Retirement / Deferred Compensation Agreement dated August 11, 1997 for Alan B. Bernstein.

10.3 Amended and restated Senior Officer Retirement / Deferred Compensation Agreement dated March 30, 1989 for Fernando Carrizosa.

10.4 Amended and restated Senior Officer Retirement / Deferred Compensation Agreement dated March 11, 1998 for Sandra L. Nusbaum.

10.5 Amended and restated Senior Officer Retirement / Deferred Compensation Agreement dated August 2, 1999 for Timothy J. Howard.

10.6 Amended and restated Senior Officer Retirement / Deferred Compensation Agreement dated April 30, 1988 for Robert C. Kneip.

10.7 Amended and restated Senior Officer Retirement / Deferred Compensation Agreement dated August 11, 1997 for Philip L. Maslowe.

10.8          Employment Agreement with G.R. Wackenhut dated March 17, 2000.

10.9          Employment Agreement with R.R. Wackenhut dated March 17, 2000.

10.10         Executive Severance Agreement with Fernando Carrizosa dated March
              17, 2000.

10.11         Executive Severance Agreement with Sandra L. Nusbaum dated March
              17, 2000.

10.12         Executive Severance Agreement with Robert C. Kneip dated March 17,
              2000.

10.13         Executive Severance Agreement with Timothy J. Howard dated March
              17, 2000.

10.14         Executive Severance Agreement with Alan B. Bernstein dated March
              17, 2000.

10.15         Executive Severance Agreement with Philip L. Maslowe dated March
              17, 2000.


Exhibit 27 - Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

The Company did not file a Form 8-K during the first quarter of 2000.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirteen weeks ended April 2, 2000 to be signed on its behalf by the undersigned hereunto duly authorized.





THE WACKENHUT CORPORATION


DATE: May 17, 2000     /s/  PHILIP L. MASLOWE
                    -----------------------------
Philip L. Maslowe,
    EXECUTIVE VICE PRESIDENT AND
           CHIEF FINANCIAL OFFICER