Form 10-Q
period 2000-07-02
WACKENHUT CORP
filed 2000-08-16
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      _____

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended July 2, 2000

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

                                Yes [ X ] No [ ]

At August 11, 2000, 3,855,582 shares of the registrant's Series A common stock were issued and outstanding and 11,144,409 shares of Series B Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended July 2, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED
                          JULY 2, 2000 and JULY 4, 1999
                       (In millions except per share data)
                                    UNAUDITED


                                                                     Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                                     ---------------------       -----------------------
                                                                      2000           1999         2000            1999
                                                                     -------         -----       --------       --------
REVENUES                                                             $ 617.6       $ 530.3       $1,211.6       $1,030.4
                                                                     -------         -----       --------       --------
OPERATING EXPENSES:
    Payroll and related taxes                                          484.5         424.7          937.4          813.5
    Other operating expenses                                           118.1          90.9          244.2          189.1
    Depreciation and amortization expense                                6.1           5.7           12.4           10.9
                                                                     -------         -----       --------       --------

OPERATING INCOME                                                         8.9           9.0           17.6           16.9
                                                                     -------         -----       --------       --------
OTHER INCOME (EXPENSE):
    Interest and investment income                                       1.9           1.3            3.0            2.2
    Interest expense                                                    (1.8)         (1.2)          (3.5)          (2.2)
                                                                     -------         -----       --------       --------

INCOME BEFORE INCOME TAXES                                               9.0           9.1           17.1           16.9

Income taxes                                                            (3.6)         (3.6)          (6.8)          (6.7)
Minority interest, net of income taxes of $1.6, $1.7,
 $3.1, and $3.3                                                         (2.3)         (2.6)          (4.6)          (5.0)
Equity in income of affiliates, net of income
    taxes of $1.4, $1.2, $2.5, and $2.4                                  2.0           1.8            3.7            3.5
                                                                     -------         -----       --------       --------

NET INCOME                                                           $   5.1         $ 4.7       $    9.4       $    8.7
                                                                     =======         =====       ========       ========

EARNING PER SHARE:
    Basic                                                            $  0.34       $  0.31       $   0.63       $   0.58
    Diluted                                                          $  0.33       $  0.30       $   0.61       $   0.57

Basic weighted average shares outstanding                               15.0          14.9           15.0           14.9
Diluted weighted average shares outstanding                             15.1          15.1           15.1           15.1


See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JULY 2, 2000 AND JANUARY 2, 2000
                                  (In millions)
                                    UNAUDITED


                                                                                 July 2,           January 2,
                                                                                  2000               2000
                                                                                 --------          ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $   67.0           $   67.0
   Accounts receivable, net                                                         198.2              182.3
   Inventories                                                                       12.4               14.7
   Deferred taxes, net                                                               10.4               10.5
   Prepaid expenses                                                                  10.6               12.5
   Other                                                                             14.1               12.1
                                                                                 --------           --------
                                                                                    312.7              299.1
                                                                                 --------           --------

MARKETABLE SECURITIES                                                                27.2               28.8
                                                                                 --------           --------

PROPERTY AND EQUIPMENT - at cost                                                    112.8               96.1
                       - accumulated depreciation                                   (33.3)             (27.9)
                                                                                 --------           --------
                                                                                     79.5               68.2
                                                                                 --------           --------

DEFERRED TAXES, net                                                                   9.4               10.0

OTHER ASSETS:
   Goodwill, net                                                                     52.4               52.3
   Other intangibles, net                                                            15.8               16.7
   Investment in and advances to affiliates, at cost                                 47.8               42.0
   Other                                                                              8.6                8.6
                                                                                 --------           --------
                                                                                    124.6              119.6
                                                                                 --------           --------

                                                                                 $  553.4           $  525.7
                                                                                 ========           ========

See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JULY 2, 2000 AND JANUARY 2, 2000
                         (In millions except share data)
                                    UNAUDITED


                                                                                July 2,       January 2,
                                                                                  2000           2000
                                                                                --------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt                          $   13.9       $    4.7
   Accounts payable                                                                 27.2           36.5
   Accrued payroll and related taxes                                                79.9           77.1
   Accrued expenses                                                                 61.4           61.5
                                                                                --------      ---------
                                                                                   182.4          179.8

RESERVES FOR INSURANCE LOSSES                                                       81.7           77.5
                                                                                --------      ---------

LONG-TERM DEBT                                                                      29.2           16.5
                                                                                --------      ---------

DEFERRED REVENUES                                                                   14.6           15.2
                                                                                --------      ---------

OTHER                                                                               18.8           17.4
                                                                                --------      ----------
COMMITMENTS AND CONTINGENCIES (note 9)

MINORITY INTEREST                                                                   55.3           55.4
                                                                                --------      ---------
SHAREHOLDERS' EQUITY:
Preferred stock, 10 million shares authorized, none outstanding                       --             --
Common stock, $.10 par value, 50 million shares authorized:
   Series A, 3.9 million issued and outstanding                                      0.4            0.4
   Series B, 10.9 million issued and outstanding                                     1.1            1.1
Additional paid-in capital                                                         120.8          121.7
Retained earnings                                                                   60.4           51.0
Accumulated other comprehensive loss                                               (11.3)         (10.3)
                                                                                --------      ---------
                                                                                   171.4          163.9
                                                                                --------      ---------

                                                                                $  553.4      $   525.7
                                                                                ========      =========


See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999
                                 (In millions)
                                   UNAUDITED


                                                                                      July 2,       July 4,
                                                                                       2000          1999
                                                                                      -------       -------
CASH FLOWS PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net Income                                                                            $   9.4       $   8.7
Adjustments to reconcile net income to net cash
   provided by (used in) operating activites:
   Depreciation expense                                                                   5.9           4.9
   Uniform amortization                                                                   3.8           3.9
   Other amortization expense                                                             2.7           2.1
   Deferred taxes                                                                         0.3           0.4
   Provision for bad debts                                                                1.1           0.5
   Equity income, net of dividends                                                       (4.8)         (4.5)
   Minority interests in net income                                                       7.7           8.4
   Other                                                                                 (0.5)          0.7
Changes in assets and liabilities, net of acquisitions and divestitures -

(Increase) Decrease in assets:
   Accounts receivable                                                                   (9.0)         (5.9)
   Inventories                                                                           (1.5)         (6.0)
   Prepaid expense                                                                        1.9          (5.1)
   Other current assets                                                                  (2.1)          1.3
   Other                                                                                 (2.1)          4.2
Increase (Decrease) in liabilities:
   Accounts payable and accrued expenses                                                 (1.3)        (12.8)
   Accrued payroll and related taxes                                                      2.8           6.8
   Reserves for insurance losses                                                          4.2           9.8
   Deferred revenue                                                                      (0.6)         (0.9)
   Other                                                                                  1.5           1.6
                                                                                      -------       -------
Net Cash Provided By Operating Activities                                             $  19.4       $  18.1
                                                                                      -------       -------

INVESTING ACTIVITIES
   Net proceeds from sale of prison facilities to CPV                                      --          22.3
   Payments for contingent acquisition fees                                             (10.3)         (4.7)
   Net investment in and advances to affiliates and joint ventures                       (2.0)         (0.8)
   Capital expenditures                                                                 (16.9)        (18.0)
   Sales of marketable securities                                                         9.3           6.0
   Purchases of marketable securities                                                    (6.9)         (9.9)
   Non-current assets                                                                      --           1.2
                                                                                      -------       -------
Net Cash Used In Investing Activities                                                 $ (26.8)      $  (3.9)
                                                                                      -------       -------


See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999
                                  (In millions)
                                    UNAUDITED
                                   (Continued)

                                                                                      July 2,       July 4,
                                                                                       2000          1999
                                                                                      -------       -------
CASH FLOWS PROVIDED BY (USED IN):

FINANCING ACTIVITIES
   Net proceeds from exercise of stock options of subsidiary                          $    --       $   0.2
   Proceeds from the exercise of stock options                                             --           0.9
   Proceeds from issuance of debt                                                       210.1         146.7
   Payments on debt                                                                    (188.2)       (146.4)
   Dividends paid                                                                          --          (2.2)
   Net proceeds from sales (payment for repurchases) of accounts receivable              (8.0)         14.5
   Shares repurchased by subsidiary                                                      (4.9)         (6.1)
                                                                                      -------       -------
Net Cash Provided by Financing Activities                                                 9.0           7.6
                                                                                      -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (1.6)         (0.7)
                                                                                      -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  --          21.1

CASH AND CASH EQUIVALENTS, beginning of period                                           67.0          43.5

                                                                                      -------       -------
CASH AND CASH EQUIVALENTS, end of period                                              $  67.0       $  64.6
                                                                                      =======       =======

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
   Interest                                                                           $   4.0       $   2.4
   Income taxes                                                                           3.9           4.6

Non-cash financing and investing activities:
   Impact on equity from tax benefit related to the exercise of options issued
   under the Company's non-qualified stock option plan                                $    --       $   0.3



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC." The results for the twenty-six weeks ended July 2, 2000 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. Certain prior year amounts have been reclassified to conform to current year presentation. Accounts receivable are net of allowances of $5.0 million and $5.2 million at July 2, 2000 and January 2, 2000, respectively.

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of affiliates approximated $26.5 million and $22.5 million at July 2, 2000 and January 2, 2000, respectively, and is included in "Investment in and advances to affiliates" in the accompanying consolidated balance sheets. The following is a summary of condensed unaudited financial information pertaining to affiliates (dollars in millions):


                                                                July 2,            January 2,
                                                                 2000                2000
                                                                -------            ----------
Balance sheet items:
     Current assets                                            $  175.4             $  142.6
     Non-current assets                                           298.5                280.6
     Current liabilities                                          102.9                 93.0
     Non-current liabilities                                      295.9                262.2
     Minority interest liability                                    0.6                  0.5




                                                               July 2,              July 4,
                                                                 2000                1999
                                                               -------              -------
Income statement items for the twenty-six weeks ended:
     Revenues                                                  $  297.2             $ 264.2
     Operating income                                              16.8                17.5
     Net income before taxes                                       13.3                12.3



3.  COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows (dollars in millions):


                                                                      Thirteen weeks ended     Twenty-six weeks ended
                                                                      --------------------     ----------------------
                                                                      July 2,     July 4,       July 2,      July 4,
                                                                       2000         1999         2000         1999
                                                                      -------      -------      -------      --------
Net Income                                                            $   5.1      $   4.7      $   9.4      $   8.7
Unrealized gain (loss) on marketable securities, net of income
  tax benefits (expense) of $(0.1), $0.3, $(0.4) and $0.4                 0.1         (0.5)         0.6         (0.6)
Foreign currency translation adjustments, net of income
  tax benefits of $0.5, $0.5, $1.4 and $0.5                              (0.7)        (0.7)        (1.6)        (0.7)
                                                                      -------      -------      -------      -------
Comprehensive Income                                                  $   4.5      $   3.5      $   8.4      $   7.4
                                                                      =======      =======      =======      =======


4.  GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consisted of the following (dollars in millions):

                                       July 2,        January 2,
                                        2000            2000
                                      -------         ----------
Goodwill                              $  59.0          $  57.6
Contract value                           15.6             15.6
Other                                     9.2              8.8
                                      -------          -------
                                      $  83.8          $  82.0
Accumulated amortization

     Goodwill                             6.6              5.3
     Contract value                       5.3              4.8
     Other                                3.7              2.9
                                      -------          -------
                                         15.6             13.0
                                      -------          -------
Net                                   $  68.2          $  69.0
                                      =======          =======

5. INCOME TAXES

The combined Federal and state effective income tax rate was 39.8% for the first twenty-six weeks of 2000 and 39.7% for the first twenty-six weeks of 1999.

6.  NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following (dollars in millions):

                                                      July 2,        January 2,
                                                       2000           2000
                                                      -------        ----------
Revolving loans at weighted average
    rate of 8.0%                                      $ 38.0          $15.0
Lease obligation payable in
    installments through 2004 at a
    weighted average rate of 4.5%                        1.6            1.8
Other debt principally related to
    North American operations and
    International subsidiaries                           3.5            4.4
                                                      ------          -----
Total                                                   43.1           21.2
Less: current portion                                  (13.9)          (4.7)
                                                      ------          -----
Total                                                 $ 29.2          $16.5
                                                      ------          -----

Subsequent to July 2, 2000, WHC repaid $10.0 million of its revolver loans. TWC's revolving credit and accounts receivable securitization facilities mature within one year which the Company intends to refinance.

7.  EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighed average number of shares of potential dilutive common stock (in millions except for per share amounts).


                                                                      Thirteen weeks ended     Twenty-six weeks ended
                                                                      --------------------     ----------------------
                                                                      July 2,     July 4,       July 2,      July 4,
                                                                       2000         1999         2000         1999
                                                                      -------      -------      -------      --------
Basic
Net Income                                                            $   5.1      $   4.7      $   9.4      $   8.7
                                                                      -------      -------      -------      -------
Weighted average common shares outstanding                               15.0         14.9         15.0         14.9
                                                                      -------      -------      -------      -------
Basic earnings per share                                              $  0.34      $  0.31      $  0.63      $  0.58
                                                                      -------      -------      -------      -------

Diluted
Net Income                                                            $   5.1      $   4.7      $   9.4      $   8.7
Effect of Stock Options of Subsidiaries                                  (0.1)        (0.1)        (0.1)        (0.1)
                                                                      -------      -------      -------      -------
Net Income                                                            $   5.0      $   4.6      $   9.3      $   8.6
                                                                      -------      -------      -------      -------
Weighted average common shares outstanding                               15.0         14.9         15.0         14.9

Assumed exercise of stock options, net of common
  shares assumed repurchase with the proceeds                             0.1          0.2          0.1          0.2
                                                                      -------      -------      -------      -------
Adjusted weighted average common shares outstanding                      15.1         15.1         15.1         15.1
                                                                      -------      -------      -------      -------
Diluted earnings per share                                            $  0.33      $  0.30      $  0.61      $  0.57
                                                                      -------      -------      -------      -------


Options to purchase shares of 1,599,000, 1,452,000, 315,000 and 285,000 of common stock for the thirteen and twenty-six weeks ended July 2, 2000 and July 4, 1999, respectively, have been excluded from the diluted earnings per share calculation as their impact would have been antidilutive.

8. SHARES REPURCHASED

The Board of Directors of the Company and of Wackenhut Corrections authorized the repurchase, at the discretion of each company's senior management, of up to
0.5 million shares of the Company's Series B common stock and 0.5 million shares of Wackenhut Corrections common stock, respectively. In February 1999, the Board of Directors of Wackenhut Corrections authorized, in addition to that previously authorized, the repurchase of up to 0.5 million shares of its common stock. All of the Company's common stock repurchases have been retired and result in a reduction of stockholders' equity. Wackenhut Corrections' repurchases of shares of common stock are recorded as a reduction to additional paid-in capital and minority interest. As of January 2, 2000, the Company had bought back 196,400 shares of the Company's Series B common stock at an average price of $15.48, and

Wackenhut Corrections repurchased 878,000 shares of Wackenhut Corrections common stock at an average price of $19.13 per share. From January 3, 2000 to July 2, 2000, WHC had repurchased an additional 500,000 shares of its common stock at an average price of $9.87 per share.

9.  COMMITMENTS AND CONTINGENCIES

On August 31, 1999, WHC announced the mutual decision between WHC, the Texas Department of Criminal Justice State Jail Division ("TDCJ") and Travis County, Texas to discontinue WHC's contract for the operation of the Travis County Community Justice Center. The contract was discontinued effective November 8, 1999. WHC successfully completed the close-out of contract claims with the TDCJ which resulted in no adverse impact to the Company's financial position and results of operation.

In New Mexico, WHC has been in discussions with the State's Department of Corrections and Legislative Finance Committee and has submitted proposed contract modifications regarding additional compensation for physical plant modification and increased staffing at Guadalupe County Correctional Facility and Lea County Correctional Facility which have been or are in the process of being implemented by WHC. At this time no agreement has been reached regarding these contract modifications.

On May 17, 2000, the Louisiana Department of Public Safety and Corrections ("LDPSC") had removed all inmates from the Jena Juvenile Justice Center in Jena, Louisiana and WHC terminated the employment of the facility staff. The cooperative agreement for such facility was terminated effective June 30, 2000. WHC is continuing its efforts to find an alternative use for the facility.
If WHC is unable to find an alternative use for the facility, there could be an adverse impact on the Company's financial position and future results of operations.

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


                                         Thirteen Weeks Ended         Twenty-six Weeks Ended
                                    ----------------------------    ---------------------------
                                    July 2, 2000   July, 4, 1999    July 2, 2000   July 4, 1999
                                    ------------   -------------    ------------   ------------
(dollars in millions)
Revenues:
  Security services                     $287.7       $258.7           $  572.7       $  509.4
  Correction services                    133.9        106.1              264.4          203.5
  Staffing services                      196.0        165.5              374.5          317.5
                                        ------       ------           --------       --------
Total revenues                          $617.6       $530.3           $1,211.6       $1,030.4
                                        ======       ======           ========       ========
Operating Income:
  Security services                     $  7.8       $  6.3           $   16.1       $   12.1
  Correction services                      5.0          6.8               10.6           13.3
  Staffing services                        1.1          0.9                1.8            1.5
  Unallocated corporate expenses          (5.0)        (5.0)             (10.9)         (10.0)
                                        ------       ------           --------       --------
Total operating income                  $  8.9       $  9.0           $   17.6       $   16.9
                                        ======       ======           ========       ========
Equity Income of Affiliates,
 net of taxes:
  Security services                     $  0.9       $  1.0           $    1.5       $    2.0
  Correction services                      1.1          0.8                2.2            1.5
                                        ------       ------           --------       --------
Total equity income                     $  2.0       $  1.8           $    3.7       $    3.5
                                        ======       ======           ========       ========
Capital Expenditures:
  Security services                     $  1.3       $  0.5           $    1.3       $    1.2
  Correction services                      4.6          4.2               14.9           13.9
  Staffing services                        0.2          0.8                0.4            1.1
  Unallocated corporate expenditures       0.1          1.7                0.3            1.8
                                        ------       ------           --------       --------
Total capital expenditures              $  6.2       $  7.2           $   16.9       $   18.0
                                        ======       ======           ========       ========

Depreciation and Amortization:
  Security services                     $  3.1       $  3.1           $    6.2       $    6.1
  Correction services                      1.8          1.2                3.9            2.5
  Staffing services                        0.6          0.5                1.2            1.0
  Unallocated corporate expenses           0.6          0.9                1.1            1.3
                                        ------       ------           --------       --------
Total expenses                          $  6.1       $  5.7           $   12.4       $   10.9
                                        ======       ======           ========       ========

                                                                    July 2, 2000 January 2, 2000
                                                                    ------------ ---------------
Identifiable Assets:
  Security services                                                   $  183.4       $  163.3
  Correction services                                                    224.5          208.2
  Staffing services                                                       77.4           76.1
  Unallocated corporate assets                                            68.1           78.1
                                                                      --------       --------
Total identifiable assets                                             $  553.4       $  525.7
                                                                      ========       ========


DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues for the first half of 2000 and 1999. Minority interest in consolidated foreign subsidiaries has been reflected, net of applicable income taxes, in the accompanying financial statements. The Company carries its investment in affiliates (20% to 50% owned) under the equity method. U.S. income taxes, which would be payable upon remittance of affiliates' earnings to the Company, are provided currently. Long-lived assets consist of property, plant and equipment. A summary of domestic and international operations is shown below:


                                               Thirteen Weeks Ended           Twenty-six Weeks Ended
                                             ---------------------------   ---------------------------
                                             July 2, 2000   July 4, 1999   July 2, 2000   July 4, 1999
                                             ------------   ------------   ------------   ------------
(dollars in millions)
Revenues:
  Domestic operations                           $542.6         $471.8        $1,061.4       $  917.6
  International operations                        75.0           58.5           150.2          112.8
                                                ------         ------        --------       --------
Total revenues                                  $617.6         $530.3        $1,211.6       $1,030.4
                                                ======         ======        ========       ========

Operating Income:
  Domestic operations                           $  5.2         $  7.6        $    8.8       $   13.5
  International operations                         3.7            1.4             8.8            3.4
                                                ------         ------        --------       --------
Total operating income                          $  8.9         $  9.0        $   17.6       $   16.9
                                                ======         ======        ========       ========

Equity Income of Affiliates, net of taxes:
  Domestic operations                           $  0.5         $  0.3        $    0.8       $    0.8
  International operations                         1.5            1.5             2.9            2.7
                                                ------         ------        --------       --------
Total equity income                             $  2.0         $  1.8        $    3.7       $    3.5
                                                ======         ======        ========       ========
Capital Expenditures:
  Domestic operations                           $  4.6         $  6.3        $   12.5       $   16.6
  International operations                         1.6            0.9             4.4            1.4
                                                ------         ------        --------       --------
Total capital expenditures                      $  6.2         $  7.2        $   16.9       $   18.0
                                                ======         ======        ========       ========

Depreciation and Amortization
  Domestic operations                           $  5.0         $  4.6        $    9.8       $    8.5
  International operations                         1.1            1.1             2.6            2.4
                                                ------         ------        --------       --------
Total expenses                                  $  6.1         $  5.7        $   12.4       $   10.9
                                                ======         ======        ========       ========

                                                                           July 2, 2000 January 2, 2000
                                                                           ------------ ---------------
Long-lived Assets
  Domestic operations                                                        $   62.4       $   52.7
  International operations                                                       17.1           15.5
                                                                             --------       --------
Total long-lived assets                                                      $   79.5       $   68.2
                                                                             ========       ========


11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. In management's opinion, the impact of adopting SFAS 133 and 138 will not have a material impact upon the Company's results of operations or financial position.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS: Management's discussion and analysis of financial condition, results of operations, market risk and the August 4, 2000 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

FINANCIAL CONDITION

Reference is made to pages 26 through 32 of the Company's Annual Report to Shareholders, filed as Exhibit 13.0 with the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, for further discussion and analysis of information pertaining to the Company's financial condition.

LIQUIDITY

Cash and cash equivalents at July 2, 2000 of $67.0 million remained unchanged from January 2, 2000. Cash provided by operating activities amounted to $19.4 million and $18.1 million in the first half 2000 and first half 1999, respectively. Cash used in investing activities amounted to $26.8 in the first half 2000 versus $3.9 million for the same period in the prior year, primarily reflecting proceeds from the sale of prison facilities to Correctional Properties Trust ("CPV") in the prior year. Cash provided by financing activities amounted to $9.0 million and $7.6 million in the first half 2000 and first half 1999, respectively. As of July 2, 2000, the net amount available to the Company from its revolving credit and accounts receivable securitization facilities after deducting balances outstanding was $55.5 million. The Company intends to refinance these facilities that become due within one year.

As of July 2, 2000, approximately $101.1 million of WHC's $220.0 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development. Also as of July 2, 2000, WHC had $24.0 million outstanding of its $30.0 million revolving credit facility for the funding of construction projects. WHC's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to meet certain financial covenants included in the $220.0 million operating lease facility and $30.0 million revolving credit facility. A substantial decline in WHC's financial performance as a result of an increase in operational expenses relative to revenue could negatively impact WHC's ability to meet these covenants, and could therefore limit WHC's access to capital.

With the completion of the remaining properties under development, WHC will have consumed its available capacity under the operating lease facility. WHC is exploring other financing alternatives for future project development such as the sale of facilities to government entities, the third-party sale and leaseback of facilities, and the issuance of taxable or nontaxable bonds by local government entities.

On January 7, 2000, WHC exercised the right to acquire the 276-bed Jena Juvenile Justice Center in Jena, Louisiana from the trust of WHC's operating lease facility and, simultaneously sold it to Correctional Properties Trust ("CPV"). WHC did not receive any proceeds from the sale. This facility is being leased back to WHC under a 10-year operating lease. On May 17, 2000, the Louisiana Department of Public Safety and Corrections ("LDPSC") had removed all inmates from the Jena Juvenile Justice Center and WHC terminated the employment of the facility staff. The cooperative agreement for such facility was terminated effective June 30, 2000. WHC is continuing its efforts to find an alternative use for the facility. If WHC is unable to find an alternative use for the facility, there could be an adverse impact on the Company's financial position and future results of operations.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities and international investments. In addition, WHC is exposed to market risks arising from changes in interest rates with respect to its $220.0 million operating lease facility. Based on the Company's interest rate and foreign exchange rate position at July 2, 2000, a hypothetical 100 basis point change in market interest rates or a 10% change in the historical currency rates would not have a material effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations for the thirteen weeks ended July 2, 2000 ("second quarter 2000") and July 4, 1999 ("second quarter 1999") by its organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):

                                                Thirteen Weeks Ended
                                         -----------------------------------
                                          July 2, 2000        July 4, 1999
                                         ---------------     ---------------
                                           $         %         $         %
                                         -----     -----     -----     -----
REVENUES[a]
  Security Services:
    North American Operations            246.8      40.0     221.8      41.8
    International Operations              40.9       6.6      36.9       7.0
                                         -----     -----     -----     -----
                                         287.7      46.6     258.7      48.8

  Correctional Services                  133.9      21.7     106.1      20.0
  Flexible Staffing Services             196.0      31.7     165.5      31.2
                                         -----     -----     -----     -----
  Consolidated revenues                  617.6     100.0     530.3     100.0
                                         =====     =====     =====     =====


OPERATING INCOME[b]
  Security Services:
    North American Operations              7.0       2.8       6.0       2.7
    International Operations               0.8       2.0       0.3       0.8
                                         -----               -----
                                           7.8       2.7       6.3       2.4

  Correctional Services                    5.0       3.7       6.8       6.4
  Flexible Staffing Services               1.1       0.6       0.9       0.5
  Unallocated corporate expense           (5.0)     (0.8)     (5.0)     (0.9)
                                         -----               -----
  Consolidated operating income            8.9       1.4       9.0       1.7
                                         =====               =====

[a] Represents percent of total revenues.
[b] Represents percent of respective business related revenues.


COMPARISON OF THIRTEEN WEEKS ENDED JULY 2, 2000 AND THIRTEEN WEEKS ENDED JULY 4, 1999

REVENUES

Global Security Services

Second quarter 2000 Global Security Services revenues increased $29.0 million, or 11.2%, to $287.7 million from $258.7 million in the second quarter 1999. Revenues of the North American Operations increased $25.0 million, or 11.3%, to $246.8 million in the second quarter 2000 from $221.8 million in the second quarter 1999. There was continued expansion of revenues from national accounts due to new contracts and increases in existing contracts. Revenues were boosted by the start-up in the third and fourth quarters of 1999 from security operations at six nuclear power plants in Illinois with annualized revenues of $19.0 million, the start of an annual $7.0 million contract at the TMI nuclear unit in Pennsylvania in the first quarter 2000, and operations initiated in January 2000 at the U.S. Department of Energy's Oak Ridge facility with annualized contract revenues of $75.0 million. International Operations' revenues increased $4.0 million, or 10.8%, to $40.9 million in the second quarter 2000 compared to $36.9 million in the second quarter 1999. Increases in international security revenues are primarily attributable to growth in Europe due to new contracts.

Correctional Services

Second quarter 2000 Correctional Services revenues increased $27.8 million, or 26.2%, to $133.9 million from $106.1 million in the comparable quarter last year. Approximately $15.9 million of the increase in revenues in the second quarter 2000 compared to the second quarter 1999 is attributable to increased compensated resident days resulting from the opening of six facilities in 1999. The number of compensated resident days in domestic facilities increased to 2,163,793 in the second quarter 2000 from 2,135,658 in the second quarter 1999. Compensated resident days in Australian facilities increased to 513,205 from 251,701 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities and the opening of two such facilities. Approximately $10.0 million of the increase in revenues is attributable to the construction of new facilities. These increases were partially offset by a $4.1 million revenue decrease due to the loss of two contracts and a decrease in development activities. The balance of the increase is attributable to facilities open during all of both periods. The average facility occupancy in domestic facilities was 97.2% of capacity in the second quarter 2000 compared to 98.3% in the second quarter 1999 due primarily to the loss of the two contracts.

Flexible Staffing Services

Staffing Services second quarter 2000 revenues increased $30.5 million, or 18.4%, to $196.0 million from $165.5 million in the comparable quarter last year. Leased employees grew to approximately 34,200 at the end of the second quarter 2000 from 28,300 at the end of the second quarter 1999. Temporary placement hours grew 10.8% to approximately 913,000 during the second quarter 2000 from approximately 824,000 during the second quarter 1999.

OPERATING INCOME

Second quarter 2000 consolidated operating income decreased $0.1 million, or 1.1%, to $8.9 million from $9.0 million in the second quarter 1999. The operating margin for the second quarter 2000 decreased to 1.4% as compared to 1.7% for the second quarter 1999. The operating margin decrease for Correctional Services more than offset the operating margin increases for all other business units including a favorable decrease in unallocated corporate expenses as a percentage of consolidated revenues. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services.

Security Services

The operating income of the security services business increased $1.5 million, or 23.8%, to $7.8 million in the second quarter 2000 from $6.3 million for the comparable quarter last year. North American Operations' operating income increased $1.0 million, or 16.7%, to $7.0 million in the second quarter 2000 from $6.0 million in the second quarter 1999. The increase in operating income of the North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations as a percentage of revenues increased 10 basis points to 2.8% in the second quarter 2000 compared to the second quarter 1999. This increase is primarily attributable to the expensing of start-up costs in the second quarter 1999, relating to the opening of five offices on the West Coast, and a reduction in IT project costs. International Operations' operating income increased $0.5 million to $0.8 million in the second quarter 2000 from $0.3 million in the second quarter 1999, and is primarily attributable to improved margins in Europe and Latin America partially offset by increased losses in Mexico.

Correctional Services

Second quarter 2000 operating income decreased $1.8 million, or 26.5%, to $5.0 million from $6.8 million in the comparable period in 1999. As a percentage of revenue, operating income decreased to 3.7% in the second quarter 2000 from 6.4% in the second quarter 1999. This decrease is due to expenses related to the construction of two facilities, additional expenses related to the closing of one facility and the operations at six facilities in the United States. WHC has developed strategies to improve the operational performance of these facilities; however, there can be no assurances that these strategies will be successful. In addition, there has been an adverse trend in the development of general liability claims experience, and although WHC is developing a strategy to improve the management of loss claims incurred, there can be no assurances that this strategy will be successful. As a result, WHC has incurred additional operating expenses related to general comprehensive liability insurance. WHC continues to incur this additional insurance expense which could have an adverse impact on the Company's future financial results of operations.

On August 31, 1999, WHC announced the mutual decision to discontinue its contract for the operation of the Travis County Community Justice Center effective November 8, 1999, and has successfully completed the close-out of all contract claims, which resulted in no adverse impact to the Company's financial position or results of operation. WHC has been in discussions regarding its New Mexico operations and has submitted proposed contract modifications regarding additional compensation for physical plant modification and increased staffing, which have been or are in the process of being implemented by WHC. At this time no agreement has been reached regarding these contract modifications.

On May 17, 2000, the Louisiana Department of Public Safety and Corrections had removed all inmates from the Jena Juvenile Justice Center and terminated the cooperative agreement for such facility effective June 30, 2000. If WHC is unable to find an alternative use, there could be an adverse impact on the Company's future financial position and future results of operations.

Flexible Staffing Services

The operating profit of Staffing Services was $1.1 million in the second quarter 2000, as compared to $0.9 million for the second quarter 1999. This increase is attributable to revenue growth.

Unallocated Corporate Expenses

Unallocated corporate general and administrative expenses remained unchanged at $5.0 million for both the second quarter 2000 and second quarter 1999. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased 0.1% to 0.8% in the second quarter 2000 from 0.9% in the second quarter 1999.

OTHER INCOME/EXPENSE

The Company incurred other income of $0.1 million in the second quarter 2000 and second quarter 1999. Investment income increased $0.6 million to $1.9 million in the second quarter 2000 from $1.3 million in the second quarter 1999 due to WHC recognizing a gain of $0.6 million from the sale of its loan receivable from an overseas affiliate. Interest expense increased $0.6 million to $1.8 million in the second quarter 2000 from $1.2 million in the second quarter 1999. This increase is primarily attributable to increased interest expense related to the increase in the securitized accounts receivables and the revolver loan along with higher interest rates.

INCOME BEFORE INCOME TAXES

Second quarter 2000 income before taxes decreased $0.1 million to $9.0 million from $9.1 million in the second quarter 1999.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $15.0 million, or 2.4% of revenues for the second quarter 2000, which was $0.3 million, or 2.0%, higher than the second quarter 1999. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 39.8% for the second quarter 2000 and 39.7% for the second quarter 1999.

MINORITY INTEREST

Minority interest (net of income taxes) decreased $0.3 million to $2.3 million in the second quarter 2000 from $2.6 million in the second quarter 1999, reflecting principally the decrease in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) increased $0.2 million to $2.0 million in the second quarter 2000 from $1.8 million in the second quarter 1999.

NET INCOME

Net income was $5.1 million for the second quarter 2000, or $0.34 basic earnings per share, as compared to $4.7 million, or $0.31 basic earnings per share for the same period in 1999. Earnings per share on a diluted basis was $0.33 in the second quarter 2000 compared to $0.30 per share for the same period in 1999. Goodwill amortization, after tax, amounted to $0.4 million and $0.3 million for the second quarter 2000 and second quarter 1999, respectively. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.02 more for both the second quarter 2000 and second quarter 1999. In addition, diluted earnings per share would have been $0.03 and $0.02 more for the second quarter 2000 and second quarter 1999, respectively.

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations for the twenty-six weeks ended July 2, 2000 ("year-to-date") and July 4, 1999 ("year-to-date") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):

                                              Twenty-six Weeks Ended
                                       -------------------------------------
                                          July 2, 2000        July 4, 1999
                                       -----------------   -----------------
                                          $          %         $         %
                                       -------     -----   -------     -----
REVENUES[a]
  Security Services:
    North American Operations            490.5      40.5     436.0      42.3
    International Operations              82.2       6.8      73.4       7.1
                                       -------     -----   -------     -----
                                         572.7      47.3     509.4      49.4

  Correctional Services                  264.4      21.8     203.5      19.8
  Flexible Staffing Services             374.5      30.9     317.5      30.8
                                       -------     -----   -------     -----
  Consolidated revenues                1,211.6     100.0   1,030.4     100.0
                                       =======     =====   =======     =====


OPERATING INCOME[b]
  Security Services:
    North American Operations             14.1       2.9      11.3       2.6
    International Operations               2.0       2.4       0.8       1.1
                                       -------             -------
                                          16.1       2.8      12.1       2.4

  Correctional Services                   10.6       4.0      13.3       6.5
  Flexible Staffing Services               1.8       0.5       1.5       0.5
  Unallocated corporate expense          (10.9)     (0.9)    (10.0)     (1.0)
                                       -------             -------
  Consolidated operating income           17.6       1.5      16.9       1.6
                                       =======             =======

[a] Represents percent of total revenues.
[b] Represents percent of respective business related revenues.

COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 2, 2000 AND TWENTY-SIX WEEKS ENDED JULY 4, 1999

REVENUES

Global Security Services

Year-to-date 2000 Security Services revenues increased $63.3 million, or 12.4%, to $572.7 million from $509.4 million in the first half 1999. Revenues from North American Operations increased $54.5 million, or 12.5%, to $490.5 million in the first half 2000 from $436.0 million in the first half 1999. There was continued expansion of revenues from national accounts due to new contracts and increases in existing contracts. Revenues were boosted by the start-up in the third and fourth quarters of 1999 from security operations at six nuclear power plants in Illinois with annualized revenues of $19.0 million, the start of an annual $7.0 million contract at the TMI nuclear unit in Pennsylvania in the first quarter 2000, and operations initiated in January 2000 at the U.S. Department of Energy's Oak Ridge facility with annualized contract revenues of $75.0 million. International Operations revenues increased $8.8 million, or 12.0%, to $82.2 million in the first half 2000 compared to $73.4 million in the first half 1999. Increases in international security revenues are primarily attributable to growth in Europe and Latin America.

Correctional Services

Year-to-date 2000 Correctional Services revenues increased $60.9 million, or 29.9%, to $264.4 million from $203.5 million in the comparable period last year. Approximately $36.9 million of the increase in revenues in the first half 2000 compared to the same period in 1999 is attributable to an increase in compensated resident days resulting from the opening of seven facilities in 1999. The number of compensated resident days in domestic facilities increased to 4,329,665 in the first half of 2000 from 4,165,528 for the first half of 1999. Compensated resident days in Australian facilities increased to 999,551 from 473,970 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities and the opening of two such facilities. Approximately $17.4 million of the increase in revenues is attributable to the construction of new facilities. These increases were partially offset by a $6.8 million revenue decrease due to the loss of two contracts and a decrease in development activities. The balance of the increase is attributable to facilities open during all of both periods. The average facility occupancy in domestic facilities was 97.3% of capacity in the first half of 2000 compared to 97.6% in the first half of 1999 due primarily to the loss of the two contracts.

Flexible Staffing Services

Flexible Staffing Services year-to-date 2000 revenues of $374.5 million were $57.0 million above revenues of $317.5 in the same period last year due to growth. Leased employees grew to approximately 34,200 at the end of the second quarter 2000 from 28,300 at the end of the second quarter 1999. Temporary placement hours grew 9.7% to approximately 1,790,000 during the first half 2000 from approximately 1,632,000 during the same period in 1999.

OPERATING INCOME

Year-to-date 2000 consolidated operating income increased $0.7 million, or 4.1%, to $17.6 million from $16.9 million for the same period in 1999. The operating margin through the second quarter 2000 decreased to 1.5% from 1.6% for the same period in the prior year. The operating margin decrease for Correctional Services more than offset the operating margin increases for all other business units including a favorable decrease in unallocated corporate expenses as a percentage of consolidated revenues. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services.

Security Services

The operating income of the security services business increased $4.0 million, or 33.1%, to $16.1 million in the first half of 2000 from $12.1 million for the comparable period last year. North American Operations' operating income increased $2.8 million, or 24.8%, to $14.1 million in the first half of 2000 from $11.3 million for the same period in 1999. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations for the first half of 2000, as a percentage of revenues, increased to 2.9% from 2.6% for the comparable period in 1999. This increase is principally attributable to the expensing of start-up costs in the first half of 1999, relating to the opening of five offices on the West Coast, and a reduction in IT project costs. International Operations' operating income increased $1.2 million to $2.0 million in the first half of 2000 from $0.8 million for the same period in 1999, due principally to improved operations in Europe and Latin America partially offset by increased losses in Mexico.

Correctional Services

Year-to-date 2000 operating income decreased $2.7 million, or 20.1%, to $10.6 million from $13.3 million in the comparable period in 1999. As a percentage of revenue, operating income decreased to 4.0% in the first half of 2000 from 6.5% in the same period in 1999. This decrease is due to expenses related to the construction of two facilities, additional expenses related to the closing of one facility, and the operations at five facilities in the United States. WHC has developed strategies to improve the operational performance of these facilities; however, there can be no assurances that these strategies will be successful. In addition, there has been an adverse trend in the development of general liability claims experience, and although WHC is developing a strategy to improve the management of loss claims incurred, there can be no assurances that this strategy will be successful. As a result, WHC has incurred additional operating expenses related to general comprehensive liability insurance. WHC continues to incur this additional insurance expense which could have an adverse impact on the Company's future financial results of operations.

On August 31, 1999, WHC announced the mutual decision to discontinue its contract for the operation of the Travis County Community Justice Center effective November 8, 1999, and has successfully completed the close-out of all contract claims, which resulted in no adverse impact to the Company's financial position or results of operation. WHC has been in discussions regarding its New Mexico operations and has submitted proposed contract modifications regarding additional compensation for physical plant modification and increased staffing, which have been or are in the process of being implemented by WHC. At this time no agreement has been reached regarding these contract modifications.

On May 17, 2000, the Louisiana Department of Public Safety and Corrections had removed all inmates from the Jena Juvenile Justice Center and terminated the cooperative agreement for such facility effective June 30, 2000. If WHC is unable to find an alternative use, there could be an adverse impact on the Company's future financial position and future results of operations.

Flexible Staffing Services

The operating profit of Flexible Staffing Services was $1.8 million in the first half of 2000, as compared to $1.5 million in the same period in 1999. The improvement is attributable to revenue growth.

Unallocated Corporate Expenses

Unallocated corporate general and administrative expenses increased 9.0% to $10.9 million in the first half of 2000 from $10.0 million in the same period in 1999. This increase over the prior year primarily reflects a non-recurring increase in consulting fees. As a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 0.9% of revenues in the first half of 2000 from 1.0% of revenues in the first half of 1999.

OTHER INCOME/EXPENSE

The Company realized other expense, net, of $0.5 million in the first half of 2000 compared to none in the first half of 1999. Investment income increased $0.8 million in the first half of 2000 to $3.0 million from $2.2 million in the same period in 1999. This increase is primarily attributable to WHC recognizing a gain of $0.6 million from the sale of its loan receivable from an overseas affiliate. Interest expense increased $1.3 million to $3.5 million in the first half of 2000 from $2.2 million in the same period in 1999. This increase is primarily attributable to increased interest expense related to the increase in securitized accounts receivables and the revolver loan along with higher interest rates.

INCOME BEFORE INCOME TAXES

Year-to-date 2000 income before taxes increased $0.2 million, or 1.2%, to $17.1 million from $16.9 million for the same period in 1999.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $30.0 million, or 2.5% of revenues for the first half of 2000, which was $1.2 million, or 4.2%, higher than the first half of 1999. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined Federal and state effective income tax rate was 39.8% for the first half of 2000 and 39.7% for the same period in 1999.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) decreased $0.4 million to $4.6 million in the second half of 2000 from $5.0 million for the same period 1999, reflecting principally the decrease in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) increased $0.2 million to $3.7 million in the second half of 2000 from $3.5 million for the same period in 1999.

NET INCOME

Net income was $9.4 million for the first half of 2000, or $0.63 basic earnings per share, as compared to $8.7 million, or $0.58 basic earnings per share for the same period in 1999. Earnings per share on a diluted basis was $0.61 for the first half 2000 compared to $0.57 per share for the same period in 1999. Goodwill amortization, after tax, amounted to $0.7 million and $0.6 million for the first half 2000 and first half 1999. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.04 more for both the first half 2000 and first half 1999, respectively. Likewise, diluted earnings per share would have been $0.05 and $0.03 more for the first half 2000 and first half 1999, respectively.

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

In Travis County, Texas, a grand jury indicated twelve of WHC's former facility employees for various types of sexual misconduct at the Travis County Community Justice Center. Eleven of the twelve indicted former employees already resigned from or had been terminated by WHC as a result of WHC initiated investigations over the course of the prior three years. WHC is not providing counsel to assist in the defense of these twelve individuals. Management believes these indictments are not expected to have any material financial impact on the Company. The District Attorney in Travis County continues to review WHC documents for alleged document tampering at the Travis County Facility. At this time, WHC cannot predict the outcome of this investigation or the potential impact on the Company's financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 5, 2000 in Manalapan, Florida. The following proposals were acted upon by the shareholders:

Proposal No. 1

All directors nominated for election were elected in an uncontested election. A tabulation of results is as follows:

Name                                Votes for             Votes Withheld
----                                ---------             --------------

Julius W. Becton, Jr.               3,263,440                 10,006
Alan B. Bernstein                   3,263,553                  9,893
Carroll A. Campbell                 3,263,001                 10,445
Benjamin R. Civiletti               3,263,301                 10,145
Anne N. Foreman                     3,263,693                  9,753
Edward L. Hennessy, Jr.             3,263,627                  9,819
Paul X. Kelley                      3,263,427                 10,019

Name                                Votes for             Votes Withheld
----                                ---------             --------------

Nancy Reynolds                      3,263,527                  9,919
John F. Ruffle                      3,263,288                 10,158
Thomas P. Stafford                  3,263,606                  9,840
George R. Wackenhut                 3,262,555                 10,891
Richard R. Wackenhut                3,260,821                 12,625

Tabulation of the results of other matters voted upon at the Annual Meeting is as follows:

Proposal No. 2

Appointment of Independent Certified Public Accountants -

         For..3,260,863             Against..8,739            Abstain..3,844

Proposal No. 3

Additional shares for the Key Employee Long-Term Incentive Stock Plan -

         For..2,982,242             Against..280,844          Abstain..10,360

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits

Exhibit 27 - Financial Data Schedule (for SEC use only)

(b).  Reports on Form 8-K

The Company did not file a Form 8-K during the second quarter 2000.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the twenty-six weeks ended July 2, 2000 to be signed on its behalf by the undersigned hereunto duly authorized.

THE WACKENHUT CORPORATION



DATE: August 16, 2000     /s/  Philip L. Maslowe
                          ---------------------------------
Philip L. Maslowe,
      EXECUTIVE VICE PRESIDENT AND
           CHIEF FINANCIAL OFFICER