Form 10-Q
period 2000-10-01
WACKENHUT CORP
filed 2000-11-15
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     ------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 1, 2000


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                          Commission file number 1-5450
                                                 ------


                            THE WACKENHUT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                  59-0857245
--------------------------------------------------------------------------------
State of incorporation or organization)     (I.R.S. Employer Identification No.)

  4200 Wackenhut Drive #100, Palm Beach Gardens, FL             33410-4243
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

                                Yes [X] No [ ]

At November 10, 2000, 3,855,582 shares of the registrant's Series A Common Stock were issued and outstanding and 11,144,409 shares of Series B Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended October 1, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED
                       OCTOBER 1, 2000 and OCTOBER 3, 1999
                       (In millions except per share data)
                                    UNAUDITED


                                                                           Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                                                          -----------------------     ---------------------------
                                                                            2000           1999           2000           1999
                                                                          ---------     ---------     -----------     -----------
REVENUES                                                                  $   639.9     $   547.5     $   1,851.5     $   1,577.9
                                                                          ---------     ---------     -----------     -----------

OPERATING EXPENSES:
     Payroll and related taxes                                                497.7         432.7         1,435.1         1,246.2
     Other operating expenses                                                 125.0          98.1           369.2           287.2
     Depreciation and amortization expense                                      6.8           5.8            19.2            16.7
     Jena charge                                                                3.8            --             3.8              --
                                                                          ---------     ---------     -----------     -----------

OPERATING INCOME                                                                6.6          10.9            24.2            27.8
                                                                          ---------     ---------     -----------     -----------

OTHER INCOME (EXPENSE):
     Interest and investment income                                             0.8           1.3             3.8             3.5
     Intrest expense                                                           (1.6)         (1.5)           (5.1)           (3.7)
                                                                          ---------     ---------     -----------     -----------

INCOME BEFORE INCOME TAXES                                                      5.8          10.7            22.9            27.6

Income taxes                                                                   (2.3)         (4.3)           (9.1)          (11.0)
Minority interests, net of income taxes of $0.8, $1.8, $3.9, and $5.1          (1.2)         (2.7)           (5.8)           (7.7)
Equity in income of affiliates, net of income
      taxes of $1.2, $1.1, $3.7, $3.4                                           1.8           1.7             5.5             5.2
                                                                          ---------     ---------     -----------     -----------
NET INCOME                                                                $     4.1     $     5.4     $      13.5     $      14.1
                                                                          =========     =========     ===========     ===========
EARNING PER SHARE:
     Basic                                                                $     0.27    $     0.36    $       0.90    $       0.94
     Diluted                                                              $     0.27    $     0.35    $       0.88    $       0.92


Basic weighted average shares outstanding                                       15.0          15.0            15.0            14.9
Diluted weighted average shares outstanding                                     15.1          15.2            15.1            15.1




See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 1, 2000 AND JANUARY 2, 2000
                                  (In millions)
                                    UNAUDITED



                                                                        October 1,   January 2,
                                                                           2000         2000
                                                                        ----------   ----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                            $   36.2     $   67.0
    Accounts receivable, net                                                222.9        182.3
    Inventories                                                              12.5         14.7
    Deferred taxes                                                           11.2         10.5
    Prepaid expenses                                                         10.4         12.5
    Other                                                                    16.3         12.1
                                                                         --------     --------
                                                                            309.5        299.1
                                                                         --------     --------

MARKETABLE SECURITIES                                                        32.2         28.8
                                                                         --------     --------

PROPERTY AND EQUIPMENT - at cost                                            114.5         96.1
                       - accumulated depreciation                           (36.3)       (27.9)
                                                                         --------     --------
                                                                             78.2         68.2
                                                                         --------     --------

DEFERRED TAXES                                                                9.4         10.0
                                                                         --------     --------
OTHER ASSETS:
    Goodwill, net                                                            51.6         52.3
    Other intangibles, net                                                   15.3         16.7
    Investment in and advances to affiliates, at cost                        57.8         42.0
    Other                                                                     8.3          8.6
                                                                         --------     --------
                                                                            133.0        119.6
                                                                         --------     --------

                                                                         $  562.3     $  525.7
                                                                         ========     ========




(Continued)

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 1, 2000 AND JANUARY 2, 2000
                         (In millions except share data)
                                    UNAUDITED
                                  (Continued)



                                                                        October 1,       January 2,
                                                                           2000             2000
                                                                        ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable and current portion of long-term debt                  $    4.2         $    4.7
    Accounts payable                                                         32.6             36.5
    Accrued payroll and related taxes                                        83.7             77.1
    Accrued expenses                                                         74.3             61.5
                                                                         --------         --------
                                                                            194.8            179.8
                                                                         --------         --------

RESERVES FOR INSURANCE LOSSES                                                85.2             77.5
                                                                         --------         --------

LONG-TERM DEBT                                                               18.5             16.5
                                                                         --------         --------

DEFERRED REVENUES                                                            13.6             15.2
                                                                         --------         --------

OTHER                                                                        19.8             17.4
                                                                         --------         --------

COMMITMENTS AND CONTINGENCIES (note 9)

MINORITY INTERESTS                                                           55.5             55.4
                                                                         --------         --------

SHAREHOLDERS' EQUITY:
Preferred stock, 10 million shares authorized, none outstanding                --               --
Common stock, $.10 par value, 50 million shares authorized:
    Series A, 3.9 million issued and outstanding                              0.4              0.4
    Series B, 11.1 million issued and outstanding                             1.1              1.1
Additional paid-in capital                                                  121.7            121.7
Retained earnings                                                            64.5             51.0
Accumulated other comprehensive loss                                        (12.8)           (10.3)
                                                                         --------         --------
                                                                            174.9            163.9
                                                                         --------         --------

                                                                         $  562.3         $  525.7
                                                                         ========         ========



See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999
                                  (In millions)
                                    UNAUDITED



                                                                                   October 1,        October 3,
                                                                                      2000              1999
                                                                                   ----------        ----------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES:
Net Income                                                                         $    13.5         $    14.1
Adjustments to reconcile net income to net cash
    provided by (used in) operating activites:
    Depreciation expense                                                                 9.7               7.4
    Uniform amortization                                                                 5.6               5.9
    Other amortization expense                                                           3.9               3.4
    Deferred taxes                                                                      (0.6)              3.1
    Provision for bad debts                                                              2.0               0.8
    Equity income, net of dividends                                                     (7.7)             (7.1)
    Minority interests in net income                                                     9.7              12.9
    Other                                                                               (2.1)              0.5
Changes in assets and liabilities, net of acquisitions and divestitures -
(Increase) Decrease in assets:
    Accounts receivable                                                                (42.6)            (28.6)
    Inventories                                                                         (3.4)             (7.3)
    Prepaid expense                                                                      2.1              (2.4)
    Other current assets                                                                (4.2)             (2.0)
    Other                                                                               (1.7)             (6.4)
Increase (Decrease) in liabilities:
    Accounts payable and accrued expenses                                               16.1             (11.1)
    Accrued payroll and related taxes                                                    7.1              (5.2)
    Reserves for insurance losses                                                        7.7              15.1
    Deferred revenue                                                                    (1.6)             (0.6)
    Other                                                                                2.4               2.0
                                                                                   ---------         ---------
Net Cash Provided By (Used In) Operating Activities                                     15.9              (5.5)
                                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net proceeds from sale of prison facilities to CPV                                  --                22.3
    Payments for contingent acquisition fees                                           (10.3)             --
    Net investment in and advances to affiliates and joint ventures                     (7.9)             (3.6)
    Capital expenditures                                                               (19.5)            (27.7)
    Sales of marketable securities                                                      12.6               6.0
    Purchases of marketable securities                                                 (14.8)             (9.9)
    Non-current assets                                                                    --               1.3
                                                                                   ---------         ---------
Net Cash Used In Investing Activities                                                  (39.9)            (11.6)
                                                                                   ---------         ---------




(Continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999
                                  (In millions)
                                    UNAUDITED
                                   (Continued)



                                                                                        October 1,       October 3,
                                                                                          2000              1999
                                                                                        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock options of subsidiary                            $     --         $    0.2
    Proceeds from the exercise of stock options                                                --              1.1
    Proceeds from issuance of debt                                                          312.4            228.0
    Payments on debt                                                                       (310.9)          (223.9)
    Dividends paid                                                                             --             (2.2)
    Net proceeds from sales of accounts receivable                                             --             22.0
    Shares repurchased by subsidiary                                                         (4.9)            (7.9)
                                                                                         --------         --------
Net Cash (Used In) Provided By Financing Activities                                          (3.4)            17.3
                                                                                         --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (3.4)            (0.2)
                                                                                         --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   (30.8)              --

CASH AND CASH EQUIVALENTS, beginning of period                                               67.0             43.5

                                                                                         --------         --------
CASH AND CASH EQUIVALENTS, end of period                                                 $   36.2         $   43.5
                                                                                         ========         ========

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for:
    Interest                                                                             $    5.9         $    4.4
    Income taxes                                                                              6.8             10.1

Non-cash financing and investing activities:
    Impact on equity from tax benefit related to the exercise of options issued
    under the Company's non-qualified stock option plan                                  $     --         $    0.4




See notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC." The results for the thirty-nine weeks ended October 1, 2000 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of affiliates approximated $30.6 million and $22.5 million at October 1, 2000 and January 2, 2000, respectively, and is included in "Investment in and advances to affiliates" in the accompanying consolidated balance sheets. The following is a summary of condensed unaudited financial information pertaining to affiliates (dollars in millions):


                                                                             October 1        January 2,
                                                                                2000             1999
                                                                             ---------        ----------
Balance sheet items:
     Current assets                                                         $   195.4         $ 142.6
     Non-current assets                                                         316.7           280.6
     Current liabilities                                                        113.8            93.0
     Non-current liabilities                                                    313.3           262.2
     Minority interest liability                                                  0.6             0.5



                                                                             October 1        October 3,
                                                                                2000             1999
                                                                             ---------        ----------
Income statement items for the thirty-nine weeks ended:
     Revenues                                                                $  439.3         $ 416.1
     Operating income                                                            27.3            25.8
     Net income before taxes                                                     21.2            19.1



3.  COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows (dollars in millions):



                                                                               Thirteen weeks ended       Thirty-nine weeks ended
                                                                             -------------------------    -----------------------
                                                                             October 1,     October 3,    October 1,    October 3,
                                                                                2000           1999          2000          1999
                                                                             ----------     ----------    ----------    ----------
Net income                                                                      $ 4.1          $ 5.4        $ 13.5        $ 14.1
Unrealized gain (loss) on marketable securities, net of income
    tax benefits (expense) of $(0.1), $0.4, $(0.5) and $0.8                       0.2           (0.6)          0.8          (1.2)
Foreign currency translation adjustments, net of income
    tax benefits (expense) of $1.1, $(0.3), $2.2 and $0.2                        (1.7)           0.5          (3.3)         (0.2)
                                                                                -----          -----        ------        ------
Comprehensive income                                                            $ 2.6          $ 5.3        $ 11.0        $ 12.7
                                                                                =====          =====        ======        ======



4.  GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consisted of the following (dollars in millions):

                                     October 1,       January 2,
                                        2000            2000
                                     ----------       ----------
Goodwill                           $      59.0         $  57.6
Contract value                            15.6            15.6
Other                                      9.2             8.8
                                   -----------         -------
                                   $      83.8         $  82.0
Accumulated amortization

     Goodwill                              7.3             5.3
     Contract value                        5.5             4.8
     Other                                 4.1             2.9
                                   -----------         -------
                                          16.9            13.0
                                   -----------         -------
Net                                 $     66.9         $  69.0
                                   ===========         =======

5. INCOME TAXES

The combined Federal and state effective income tax rate was 40.0% for the first thirty-nine weeks of 2000 and 39.8% for the first thirty-nine weeks of 1999.

6.  NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following (dollars in millions):


                                                                   October 1,    January 2,
                                                                      2000          2000
                                                                   ----------    ----------
Revolving loans at weighted average
    rate of 8.1% and 8.0%, respectively                              $  17.3         $  15.0
Lease obligation payable in
    installments through 2004 at a
    weighted average rate of 4.5%                                        1.4             1.8
Other debt principally related to
    North American operations and
    International subsidiaries                                           4.0             4.4
                                                                     -------         -------
Total                                                                   22.7            21.2
Less: current portion                                                   (4.2)           (4.7)
                                                                     -------         -------
Total                                                                $  18.5         $  16.5
                                                                     -------         -------


As of October 1, 2000, the net amount available to the Company from its existing revolving credit and accounts receivable securitization facilities after deducting $69.5 million accounts receivable sold under TWC's securitization agreement, $44.2 million of outstanding letters of credit, and $3.3 million of revolving loans was $53.0 million.

On November 13, 2000 the Company entered into a new, three year, Credit Facility increasing the Company's borrowing capacity from $95 million to $112.5 million. Interest rates as negotiated under this new agreement will be approximately 125 basis points higher than under the Company's agreement in place prior to November 13, 2000.

TWC, subject to mutual agreement, intends to refinance its accounts receivable securitization facility, which matures within one year.

7. EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighed average number of shares of potential dilutive common stock (in millions except for per share amounts).


                                                               Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                            --------------------------       ---------------------------
                                                            October 1,      October 3,       October 1,       October 3,
                                                               2000            1999             2000             1999
                                                            ---------        ---------       ----------        ---------
Basic
Net Income                                                   $    4.1         $    5.4         $   13.5         $   14.1
                                                             --------        ---------        ---------        ---------
Weighted average common shares outstanding                       15.0             15.0             15.0             14.9
                                                             --------        ---------        ---------        ---------
Basic earnings per share                                     $   0.27        $    0.36        $    0.90        $    0.94
                                                             --------        ---------        ---------        ---------

Diluted
Net Income                                                   $    4.1         $    5.4         $   13.5         $   14.1
Effect of Stock Options of Subsidiaries                          (0.1)            (0.1)            (0.2)            (0.2)
                                                             --------        ---------        ---------        ---------
Net Income                                                   $    4.0         $    5.3         $   13.3         $   13.9
                                                             --------        ---------        ---------        ---------
Weighted average common shares outstanding                       15.0             15.0             15.0             14.9
Assumed exercise of stock options, net of common
      shares assumed repurchased with the proceeds                0.1              0.2              0.1              0.2
                                                             --------        ---------        ---------        ---------
Adjusted weighted average common shares outstanding              15.1             15.2             15.1             15.1
                                                             --------        ---------        ---------        ---------
Diluted earnings per share                                   $   0.27        $    0.35        $    0.88        $    0.92
                                                             ========        =========        =========        =========




Options to purchase 1,421,250, 1,421,250, 30,000 and 285,000 shares of common stock for the thirteen and thirty-nine weeks ended October 1, 2000 and October 3, 1999, respectively, have been excluded from the diluted earnings per share calculation as their impact would have been antidilutive.

8.  SHARES REPURCHASED

The Board of Directors of both the Company and of Wackenhut Corrections authorized the repurchase, at the discretion of each company's senior management, of up to 0.5 million shares of the Company's Series B common stock and 1.0 million shares of Wackenhut Corrections common stock, respectively. In February 2000, the Board of Directors of Wackenhut Corrections authorized, in addition to that previously authorized, the repurchase of up to 0.5 million shares of its common stock. All of the Company's common stock repurchases have been retired and result in a reduction of stockholders' equity. Wackenhut Corrections' repurchases of shares of common stock are recorded as a reduction to additional paid-in capital and minority interest. As of January 2, 2000, the Company had bought back 196,400 shares of the Company's Series B common stock at an average price of $15.48, and Wackenhut Corrections repurchased 878,000 shares of Wackenhut Corrections common stock at an average price of $19.13 per share. From January 3, 2000 to October 1, 2000, WHC had repurchased an additional 500,000 shares of its common stock at an average price of $9.87 per share.

9. COMMITMENTS AND CONTINGENCIES

In Travis County, Texas, a grant jury indicted twelve of WHC's former facility employees for various types of sexual misconduct at the Travis County Community Justice Center. Eleven of the twelve indicted former employees already resigned from or had been terminated by WHC as a result of WHC initiated investigations over the course of the prior three years. WHC is not providing counsel to assist in the defense of these twelve individuals. Management believes these indictments are not expected to have any material financial impact on the Company. The District Attorney in Travis County continues to review WHC documents for alleged document tampering at the Travis County Facility. At this time, WHC cannot predict the outcome of this investigation or the potential impact on WHC's financial position and results of operations.

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

During 1998, WHC entered into a contract with the State of Florida Department of Children and Families ("DCF") to design and construct a new 350-bed South Florida State Psychiatric Hospital for approximately $35 million. WHC also entered into a separate contract to manage the operations of an existing 350-bed facility prior to and during construction of the new facility and to manage the operations of the new facility upon construction completion. The construction phase of the contract is near completion. However, WHC has incurred additional costs of approximately $1.8 million beyond the initial scope of the construction contract through October 1, 2000. WHC is in the process of negotiating with DCF to recover these additional costs. DCF has indicated a willingness to allow for funds to be raised through additional bond completion certificates to pay for these additional costs. DCF can provide no assurances that it will be able to complete the potential bond offering or secure alternative funding. Accordingly, WHC has deferred the profit on the construction of the facility.

10. JENA CHARGE

On January 7, 2000, WHC exercised the right to acquire the 276-bed Jena Juvenile Justice Center (the "Facility") in Jena, Louisiana from the trust of WHC's operating lease facility and, simultaneously sold it to Correctional Properties Trust ("CPV"). This Facility is being leased back to WHC under a 10-year non-cancelable operating lease.

On May 17, 2000, the Louisiana Department of Public Safety and Corrections had removed all inmates from the Facility and WHC terminated the employment of the Facility staff. The cooperative agreement for such Facility was terminated effective June 30, 2000.

WHC has recorded an operating charge of $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share), that represents the losses to be incurred on the lease with CPV. WHC's management estimates that the Facility will remain inactive through the end of 2001. After taking into consideration the minority shareholders' interest, this charge, effected the Company's earnings per share by $0.08 (eight cents).

WHC is continuing its efforts to sublease or find an alternative use for the Facility. If WHC is unable to sublease or find an alternative use for the Facility, there could be an adverse impact on WHC's and the Company's financial positions and future results of operations.

11. BUSINESS SEGMENTS

The Company's principal segments are grouped based on similarity of business services provided and the type of customer for which these services are offered. These services consist of global security services, correctional services and flexible staffing services. The Company is a major provider of global business services which include security-related and other support services to business and government, a leading developer and manager of privatized correctional, detention and public sector mental health services facilities, and a provider of employee leasing and temporary staffing. For segment reporting, the accounts of the Company's captive insurance company have been included in unallocated corporate expenses. Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation. Direct general and administrative expenses are allocated based on usage.


                                                       Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                ---------------------------------   ---------------------------------
                                                October 1, 2000   October 3, 1999   October 1, 2000   October 3, 1999
                                                ---------------   ---------------   ---------------   ---------------
(dollars in millions)
Revenues:
     Global Security services                       $  294.6         $  259.2         $    867.3         $    768.6
     Correctional services                             135.9            112.0              400.3              315.5
     Staffing services                                 209.4            176.3              583.9              493.8
                                                    --------         --------         ----------         ----------
Total revenues                                      $  639.9         $  547.5         $  1,851.5         $  1,577.9
                                                    ========         ========         ==========         ==========

Operating Income:
     Global Security services                       $    8.9         $    7.1         $     25.0         $     19.2
     Correctional services                               1.9              7.0               12.5               20.3
     Staffing services                                   1.0              1.0                2.8                2.5
     Unallocated corporate expenses                     (5.2)            (4.2)             (16.1)             (14.2)
                                                    --------         --------         ----------         ----------
Total operating income                              $    6.6         $   10.9         $     24.2         $     27.8
                                                    ========         ========         ==========         ==========

Equity Income of Affiliates, net of taxes:
     Global Security services                       $    0.5         $    0.7         $      2.0         $      2.7
     Correctional services                               1.3              1.0                3.5                2.5
                                                    --------         --------         ----------         ----------
Total equity income                                 $    1.8         $    1.7         $      5.5         $      5.2
                                                    ========         ========         ==========         ==========

Capital Expenditures:
     Global Security services                       $   (0.1)        $    1.6         $      1.2         $      2.8
     Correctional services                               2.7              9.5               17.6               23.4
     Staffing services                                   0.2             (0.4)               0.6                0.7
     Unallocated corporate expenditures                 (0.2)            (1.0)               0.1                0.8
                                                    --------         --------         ----------         ----------
Total capital expenditures                          $    2.6         $    9.7         $     19.5         $     27.7
                                                    ========         ========         ==========         ==========

Depreciation and Amortization:
     Global Security services                       $    3.1         $    3.3         $      9.3         $      9.4
     Correctional services                               2.5              1.3                6.4                3.8
     Staffing services                                   0.7              0.5                1.9                1.5
     Unallocated corporate expenses                      0.5              0.7                1.6                2.0
                                                    --------         --------         ----------         ----------
Total expenses                                      $    6.8         $    5.8         $     19.2         $     16.7
                                                    ========         ========         ==========         ==========




                                                                                    October 1, 2000   January 2, 2000
                                                                                    ---------------   ---------------
Identifiable Assets:
     Global Security services                                                            $ 188.0         $    163.3
     Correctional services                                                                 224.9              208.2
     Staffing services                                                                      78.6               76.1
     Unallocated corporate assets                                                           70.8               78.1
                                                                                      ----------         ----------
Total identifiable assets                                                             $    562.3         $    525.7
                                                                                      ==========         ==========



DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues through the third quarters of 2000 and 1999. Minority interest in consolidated foreign subsidiaries has been reflected, net of applicable income taxes, in the accompanying financial statements. The Company carries its investment in affiliates (20% to 50% owned) under the equity method. U.S. income taxes, which would be payable upon remittance of affiliates' earnings to the Company, are provided currently. Long-lived assets consist of property, plant and equipment. A summary of domestic and international operations is shown below:



                                                      Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                    -------------------------       -----------------------------
                                                    October 1,     October 3,       October 1,         October 3,
                                                      2000            1999             2000               1999
                                                    ----------     ----------       ----------         ----------
(dollars in millions)
Revenues:
     Domestic operations                            $  565.9        $  489.8        $  1,627.3        $  1,407.4
     International operations                           74.0            57.7             224.2             170.5
                                                    --------        --------        ----------        ----------
Total revenues                                      $  639.9        $  547.5        $  1,851.5        $  1,577.9
                                                    ========        ========        ==========        ==========

Operating Income:
     Domestic operations                            $    4.4        $   10.3        $     13.2        $     23.8
     International operations                            2.2             0.6              11.0               4.0
                                                    --------        --------        ----------        ----------
Total operating income                              $    6.6        $   10.9        $     24.2        $     27.8
                                                    ========        ========        ==========        ==========

Equity Income of Affiliates, net of taxes:
     Domestic operations                            $    0.3        $    0.4        $      1.1        $      1.2
     International operations                            1.5             1.3               4.4               4.0
                                                    --------        --------        ----------        ----------
Total equity income                                 $    1.8        $    1.7        $      5.5        $      5.2
                                                    ========        ========        ==========        ==========

Capital Expenditures:
     Domestic operations                            $    1.4        $    8.2        $     13.9        $     24.8
     International operations                            1.2             1.5               5.6               2.9
                                                    --------        --------        ----------        ----------
Total capital expenditures                          $    2.6        $    9.7        $     19.5        $     27.7
                                                    ========        ========        ==========        ==========

Depreciation and Amortization:
     Domestic operations                            $    5.4        $    4.7        $     15.2        $     13.2
     International operations                            1.4             1.1               4.0               3.5
                                                    --------        --------        ----------        ----------
Total expenses                                      $    6.8        $    5.8        $     19.2        $     16.7
                                                    ========        ========        ==========        ==========




                                                                                 October 1, 2000   January 2, 2000
                                                                                 ---------------   ---------------
Long-lived Assets:
     Domestic operations                                                            $     61.3        $     52.7
     International operations                                                             16.9              15.5
                                                                                    ----------        ----------
Total long-lived assets                                                             $     78.2        $     68.2
                                                                                    ==========        ==========


12. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. In management's opinion, the impact of adopting SFAS 133 and 138 will not have a material impact upon the Company's results of operations or financial position.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The Company is currently assessing SAB No. 101's impact related to award fee based contracts, principally with the Federal government. If the Company determines that its revenue recognition methods for award fee based contracts must change, the Company would be required to record a cumulative change in accounting principle charge of approximately $0.8 million, net of tax, when SAB No. 101 is implemented in the fourth quarter of 2000. Additionally, quarterly results would be impacted by this change. In accordance with generally accepted accounting principles, the cumulative effect of the change in accounting principle would be retroactively adopted as of the beginning of the first quarter of 2000.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS: Management's discussion and analysis of financial condition, results of operations, market risk and the November 3, 2000 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Wackenhut Corporation, a Florida corporation, and subsidiaries (the "Company"), including Wackenhut Corrections Corporation ("WHC"), a 57% owned public subsidiary, is a major provider of global business services which include security-related and other support services to business and government, a leading developer and manager of privatized correctional, detention and public sector mental health services facilities, and a provider of employee leasing and temporary staffing. Security Services has expanded into a range of support services to include security operations, facility management, fire and emergency medical services and food service to private and publicly managed correctional facilities. The Security Services business is organized into North American Operations and International Operations. Wackenhut Corrections designs, constructs, finances and manages correctional, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. During the past four years, the Company has established a national presence in the flexible staffing business, which includes personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services.

FINANCIAL CONDITION

Reference is made to pages 26 through 32 of the Company's Annual Report to Shareholders, filed as Exhibit 13.0 with the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, for further discussion and analysis of information pertaining to the Company's financial condition.

LIQUIDITY

Cash and cash equivalents at October 1, 2000 of $36.2 million decreased $30.8 million from January 2, 2000. Cash provided by operating activities amounted to $15.9 million through the third quarter 2000, versus $5.5 million used in operating activities in the third quarter 1999. Cash used in investing activities amounted to $39.9 million through the third quarter 2000 versus $11.6 million for the same period in the prior year, primarily reflecting capital expenditures which were offset by proceeds from the sale of prison facilities to Correctional Properties Trust ("CPV") in the prior year. Cash used in financing activities through the third quarter 2000 amounted to $3.4 million compared to $17.3 million provided by financing activities through the third quarter 1999. As of October 1, 2000, the net amount available to the Company from its existing revolving credit and accounts receivable securitization facilities after deducting $69.5 million accounts receivable sold under TWC's securitization agreement, $44.2 million of outstanding letters of credit, and $3.3 million of revolving loans was $53.0 million. Some of the Company's outstanding letters of credit are in support of international operations. Management continually monitors the operations of its subsidiaries and affiliates. If adverse conditions were to arise at these international operations, this could have an adverse impact on the Company's cash position.

On November 13, 2000 the Company entered into a new, three year, Credit Facility increasing the Company's borrowing capacity from $95 million to $112.5 million. Interest rates as negotiated under this new agreement will be approximately 125 basis points higher than under the Company's agreement in place prior to November 13, 2000. The Company, subject to mutual agreement, intends to refinance its accounts receivable securitization facility, which matures within one year.

As of October 1, 2000, approximately $123.6 million of WHC's $220.0 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development. Also as of October 1, 2000, WHC had $14.0 million outstanding of its $30.0 million revolving credit facility for the funding of construction projects. WHC's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to meet certain financial covenants included in the $220.0 million operating lease facility and $30.0 revolving credit facility. A substantial decline in WHC's financial performance as a result of an increase in operational expenses relative to revenue could negatively impact WHC's ability to meet these covenants, and could therefore limit WHC's access to capital.

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

On January 7, 2000, WHC exercised the right to acquire the 276-bed Jena Juvenile Justice Center (the "Facility") in Jena, Louisiana from the trust of WHC's operating lease facility and, simultaneously sold it to CPV. This Facility is being leased back to WHC under a 10-year non-cancelable operating lease. On May 17, 2000, the Louisiana Department of Public Safety and Corrections ("LDPSC") removed all inmates from the Facility and WHC terminated the employment of the Facility staff. The cooperative agreement for such Facility was terminated effective June 30, 2000. WHC has recorded an operating charge of $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share), that represents the losses to be incurred on the lease with CPV. WHC's management estimates that the Facility will remain inactive through the end of 2001. After taking into consideration the minority shareholders' interest, this charge effected the Company's earnings per share by $0.08 (eight cents). WHC is continuing its efforts to sublease or find an alternative use for the Facility. If WHC is unable to sublease or find an alternative use for the Facility, there could be an adverse impact on WHC's and the Company's financial positions and future results of operations.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities and international investments. In addition, WHC is exposed to market risks arising from changes in interest rates with respect to its $220.0 million operating lease facility. Based on the Company's interest rate and foreign exchange rate position at October 1, 2000, a hypothetical 100 basis point change in market interest rates or a 10% change in the historical currency rates would not have a material effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations for the thirteen weeks ended October 1, 2000 ("third quarter 2000") and October 3, 1999 ("third quarter 1999") by its organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):


                                                                      Thirteen Weeks Ended
                                                         ------------------------------------------------
                                                           October 1, 2000              October 3, 1999
                                                         -------------------          -------------------
                                                          $             %              $             %
                                                         -----         -----          -----         -----
REVENUES [a]
  Global Security Services                               294.6          46.1          259.2          47.3
  Correctional Services                                  135.9          21.2          112.0          20.5
  Flexible Staffing Services                             209.4          32.7          176.3          32.2
                                                         -----          ----          -----          ----
  Consolidated revenues                                  639.9         100.0          547.5         100.0
                                                         =====         =====          =====         =====

OPERATING INCOME [b]
  Global Security Services                                 8.9           3.0            7.1           2.7
  Correctional Services                                    1.9           1.4            7.0           6.3
  Flexible Staffing Services                               1.0           0.5            1.0           0.6
  Unallocated corporate expense                           (5.2)         (0.8)          (4.2)         (0.8)
                                                         -----                        -----
  Consolidated operating income                            6.6           1.0           10.9           2.0
                                                         =====                        =====


[a] Represents percent of total revenues.
[b] Represents percent of respective business related revenues.

COMPARISON OF THIRTEEN WEEKS ENDED OCTOBER 1, 2000 AND THIRTEEN WEEKS ENDED OCTOBER 3, 1999

REVENUES

GLOBAL SECURITY SERVICES

Third quarter 2000 Global Security Services revenues increased $35.4 million, or 13.7%, to $294.6 million from $259.2 million in the third quarter 1999. Revenues of the North American Operations increased $30.8 million, or 13.8%, to $253.2 million in the third quarter 2000 from $222.4 million in the third quarter 1999. Revenues were boosted by the start-up in the fourth quarter of 1999 from security operations at six nuclear power plants in Illinois with annualized revenues of $19.0 million, the start of an annual $7.0 million contract at the TMI nuclear unit in Pennsylvania in the first quarter 2000, and operations initiated in January 2000 at the U.S. Department of Energy's Oak Ridge facility with annualized contract revenues of $75.0 million. There was continued expansion of revenues from national accounts due to increases in existing contracts and in other domestic guard services due to increases in existing contracts and new contracts. International Operations' revenues increased $4.6 million, or 12.5%, to $41.4 million in the third quarter 2000 compared to $36.8 million in the third quarter 1999. Increases in international security revenues are primarily attributable to growth in the United Kingdom due to new contracts.

CORRECTIONAL SERVICES

Third quarter 2000 Correctional Services revenues increased $23.9 million, or 21.3%, to $135.9 million from $112.0 million in the comparable quarter last year. Approximately $18.2 million of the increase in revenues in the third quarter 2000 compared to the third quarter 1999 is attributable to increased compensated resident days resulting from the opening of five facilities in 1999 and the opening of two facilities in 2000. The number of compensated resident days in domestic facilities were 2.2 million in the third quarter 2000 and the third quarter 1999. Compensated resident days in Australian facilities increased to 435,364 from 267,013 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities and the opening of two such facilities in the fourth quarter 1999. Approximately $6.3 million of the increase in revenues is attributable to the construction of new facilities. These increases were partially offset by a $4.4 million revenue decrease due to the loss of two contracts. The balance of the increase is attributable to facilities open during all of both periods, increases in per diem rates and an increase of development activities of $1.4 million. The average facility occupancy in domestic facilities decreased to 97.4% of capacity in the third quarter 2000 compared to 97.7% in the third quarter 1999 due primarily to the loss of the two contracts.

FLEXIBLE STAFFING SERVICES

Staffing Services third quarter 2000 revenues increased $33.1 million, or 18.8%, to $209.4 million from $176.3 million in the comparable quarter last year. Leased employees grew 16.9% to approximately 34,600 at the end of the third quarter 2000 from 29,600 at the end of the third quarter 1999. Temporary placement hours grew 3.2% to approximately 883,000 during the third quarter 2000 from approximately 856,000 during the third quarter 1999.

OPERATING INCOME

Third quarter 2000 consolidated operating income decreased $4.3 million, or 39.4%, to $6.6 million from $10.9 million in the third quarter 1999. The operating margin for the third quarter 2000 decreased to 1.0% as compared to 2.0% for the third quarter 1999. The operating income and margin decrease are primarily due to decreases for correctional services. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services. Management continually monitors the operations of its subsidiaries and affiliates. If conditions were to arise that indicate an impairment of one of these investments, this could have an adverse impact on the Company's results of operations.

GLOBAL SECURITY SERVICES

The operating income of the security services business increased $1.8 million, or 25.4%, to $8.9 million in the third quarter 2000 from $7.1 million for the comparable quarter last year. North American Operations' operating income increased $2.0 million, or 33.3%, to $8.0 million in the third quarter 2000 from $6.0 million in the third quarter 1999. The increase in operating income of the North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations as a percentage of revenues increased 46 basis points to 3.2% in the third quarter 2000 compared to the third quarter 1999. This increase is primarily attributable to improved operations in Wackenhut Services, Inc., improved margins in commercial security services and reduced overhead costs. International Operations' operating income decreased $0.2 million to $0.9 million in the third quarter 2000 from $1.1 million in the third quarter 1999.

CORRECTIONAL SERVICES

Third quarter 2000 operating income decreased $5.1 million, or 72.9%, to $1.9 million from $7.0 million in the comparable period in 1999. As a percentage of revenue, operating income decreased to 1.4% in the third quarter 2000 from 6.3% in the third quarter 1999. This decrease is primarily due to WHC reporting a third quarter operating charge of $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share), related to the de-activation of the Jena, Louisiana facility. After taking into consideration the minority shareholders' interest, this charge, effected the Company's earnings per share by $0.08 (eight cents). WHC estimates this facility will remain inactive through the end of 2001. There were also additional expenses at six facilities in the United States. WHC has developed strategies to improve the operational performance of these facilities; however, there can be no assurances that these strategies will be successful. In addition, there has been an adverse trend in the development of general liability claims experience, and although WHC is developing a strategy to improve the management of loss claims incurred, there can be no assurances that this strategy will be successful. As a result, WHC has incurred additional operating expenses related to general comprehensive liability insurance. WHC continues to incur this additional insurance expense which could have an adverse impact on WHC's and the Company's future financial results of operations.

FLEXIBLE STAFFING SERVICES

The operating income of Staffing Services was $1.0 million in both the third quarter 2000 and the third quarter 1999.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate general and administrative expenses increased $1.0 million or 23.8% to $5.2 million for the third quarter 2000 from $4.2 million in the third quarter 1999. This increase over the prior year was due principally to increases in corporate staff payroll and payroll related expenses and increases in senior executive retirement plan costs. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses remained the same at 0.8% in the third quarters of both 2000 and 1999.

OTHER INCOME/EXPENSE

The Company incurred other expense of $0.8 million in the third quarter 2000 compared to other income of $0.2 in the third quarter 1999. Investment income decreased $0.5 million to $0.8 million in the third quarter 2000 from $1.3 million in the third quarter 1999 primarily due to WHC recognizing a lower return on investments in overseas projects due to sale of loans in the fourth quarter 1999 and the second quarter 2000. Interest expense increased $0.1 million to $1.6 million in the third quarter 2000 from $1.5 million in the third quarter 1999. This increase is primarily attributable to increased interest expense related to the increase in the securitized accounts receivables and the revolver loan along with higher interest rates.

INCOME BEFORE INCOME TAXES

Third quarter 2000 income before taxes decreased $4.9 million to $5.8 million from $10.7 million in the third quarter 1999.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $13.4 million, or 2.1% of revenues for the third quarter 2000, which was $3.3 million, or 19.8%, lower than the third quarter 1999. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined federal and state effective income tax rate was 40.0% for the first three quarters of 2000 and 39.8% for the first three quarters of 1999.

MINORITY INTEREST

Minority interest (net of income taxes) decreased $1.5 million to $1.2 million in the third quarter 2000 from $2.7 million in the third quarter 1999, reflecting principally the decrease in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) increased $0.1 million to $1.8 million in the third quarter 2000 from $1.7 million in the third quarter 1999.

NET INCOME

Net income was $4.1 million for the third quarter 2000, or $0.27 basic earnings per share, as compared to $5.4 million, or $0.36 basic earnings per share for the same period in 1999. Earnings per share on a diluted basis was $0.27 in the third quarter 2000 compared to $0.35 per share for the same period in 1999. Goodwill amortization, after tax, amounted to $0.04 million and $0.3 million for the third quarter 2000 and third quarter 1999, respectively. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.02 more and $0.02 more for the third quarter 2000 and third quarter 1999, respectively. In addition, diluted earnings per share would have been $0.02 and $0.02 more for the third quarter 2000 and third quarter 1999, respectively.

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations for the thirty-nine weeks ended October 1, 2000 ("year-to-date 2000") and October 3, 1999 by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):


                                                                        Thirty-nine Weeks Ended
                                                          ----------------------------------------------------
                                                             October 1, 2000                 October 3, 1999
                                                          ---------------------          ---------------------
                                                             $              %               $              %
                                                          -------         -----          -------         -----
REVENUES [a]
  Global Security Services                                  867.3          46.9            768.6          48.7
  Correctional Services                                     400.3          21.6            315.5          20.0
  Flexible Staffing Services                                583.9          31.5            493.8          31.3
                                                          -------         -----          -------         -----
  Consolidated revenues                                   1,851.5         100.0          1,577.9         100.0
                                                          =======         =====          =======         =====

OPERATING INCOME [b]
  Global Security Services                                   25.0           2.9             19.2           2.5
  Correctional Services                                      12.5           3.1             20.3           6.4
  Flexible Staffing Services                                  2.8           0.5              2.5           0.5
  Unallocated corporate expense                             (16.1)         (0.9)           (14.2)         (0.9)
                                                          -------                        -------
  Consolidated operating income                              24.2           1.3             27.8           1.8
                                                          =======                        =======



[a] Represents percent of total revenues.
[b] Represents percent of respective business related revenues.

COMPARISON OF THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000 AND THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999

REVENUES

GLOBAL SECURITY SERVICES

Year-to-date 2000 Global Security Services revenues increased $98.7 million, or 12.8%, to $867.3 million from $768.6 million in the same period in 1999. Revenues from North American Operations increased $85.3 million, or 13.0%, to $743.7 million through the third quarter 2000 from $658.4 million through the third quarter 1999. There was continued expansion of revenues from national accounts due to new contracts and increases in existing contracts. Revenues were boosted by the start-up in the fourth quarter of 1999 from security operations at six nuclear power plants in Illinois with annualized revenues of $19.0 million, the start of an annual $7.0 million contract at the TMI nuclear unit in Pennsylvania in the first quarter 2000, and operations initiated in January 2000 at the U.S. Department of Energy's Oak Ridge facility with annualized contract revenues of $75.0 million. International Operations revenues increased $13.4 million, or 12.2%, to $123.6 million through the third quarter 2000 compared to $110.2 million through the third quarter 1999. Increases in international security revenues are primarily attributable to growth in the United Kingdom and in Latin America.

CORRECTIONAL SERVICES

Year-to-date 2000 Correctional Services revenues increased $84.8 million, or 26.9%, to $400.3 million from $315.5 million in the comparable period last year. Approximately $59.6 million of the increase in revenues through the third quarter 2000 compared to the same period in 1999 is attributable to an increase in compensated resident days resulting from the opening of seven facilities in 1999 and two facilities in 2000. The number of compensated resident days in domestic facilities increased to 6.5 million through the third quarter 2000 from
6.4 million through the third quarter 1999. Compensated resident days in Australian facilities increased to 1.4 million from 0.7 million for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities and the opening of two such facilities in the fourth quarter 1999. Approximately $28.3 million of the increase in revenues is attributable to the construction of new facilities. These increases were partially offset by a $10.2 million revenue decrease due to the loss of two contracts. The balance of the increase is attributable to facilities open during all of both periods and an increase in development activities. The average facility occupancy in domestic facilities slightly decreased to 97.3% of capacity through the third quarter 2000 compared to 97.7% through the third quarter 1999 due primarily to the loss of the two contracts.

FLEXIBLE STAFFING SERVICES

Flexible Staffing Services year-to-date 2000 revenues of $583.9 million were $90.1 million above revenues of $493.8 in the same period last year due to growth. Leased employees grew to approximately 34,600 at the end of the third quarter 2000 from approximately 29,600 at the end of the third quarter 1999. Temporary placement hours grew 7.4% to approximately 2,673,000 through the third quarter 2000 from approximately 2,488,000 during the same period in 1999.

OPERATING INCOME

Year-to-date 2000 consolidated operating income decreased $3.6 million, or 12.9%, to $24.2 million from $27.8 million for the same period in 1999. The operating margin through the third quarter 2000 decreased to 1.3% from 1.8% for the same period in the prior year. The operating margin decrease for Correctional Services more than offset the operating margin increase for Global Security Services while the margin for Flexible Staffing Services and unallocated corporate expenses as a percentage of consolidated revenues remained constant. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services. Management continually monitors the operations of its subsidiaries and affiliates. If conditions were to arise that indicate an impairment of one of these investments, this could have an adverse impact on the Company's results of operations.

GLOBAL SECURITY SERVICES

The operating income of the Global Security Services business increased $5.8 million, or 30.2%, to $25.0 million through the third quarter 2000 from $19.2 million for the comparable period last year. North American Operations' operating income increased $4.8 million, or 27.7%, to $22.1 million through the third quarter 2000 from $17.3 million for the same period in 1999. The increase in operating income of North American Operations can be attributed mainly to increased revenue growth. The operating income of North American Operations through the third quarter 2000, as a percentage of revenues, increased to 3.0% from 2.6% for the comparable period in 1999. This increase is principally attributable to the expensing of start-up costs in the first half of 1999, relating to the opening of five offices on the West Coast, a reduction in IT project costs, improved operations at Wackenhut Services, Inc. and reduced overhead costs. International Operations' operating income increased $1.0 million to

$2.9 million through the third quarter 2000 from $1.9 million for the same period in 1999, due principally to revenue growth in the United Kingdom and improved operations in Africa partially offset by increased losses in Mexico.

CORRECTIONAL SERVICES

Year-to-date 2000 operating income decreased $7.8 million, or 38.4%, to $12.5 million from $20.3 million in the comparable period in 1999. As a percentage of revenue, operating income decreased to 3.1% through the third quarter 2000 from 6.4% in the same period in 1999. This decrease is primarily due to WHC reporting a third quarter operating charge of $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share), related to the de-activation of the Jena, Louisiana facility. After taking into consideration the minority shareholders' interest, this charge, effected the Company's earnings per share by $0.08 (eight cents). WHC estimates this facility will remain inactive through the end of 2001. There were also additional expenses related to the operations at eight facilities in the United States. WHC has developed strategies to improve the operational performance of these facilities; however, there can be no assurances that these strategies will be successful. In addition, there has been an adverse trend in the development of general liability claims experience, and although WHC is developing a strategy to improve the management of loss claims incurred, there can be no assurances that this strategy will be successful. As a result, WHC has incurred additional operating expenses related to general comprehensive liability insurance. WHC continues to incur this additional insurance expense which could have an adverse impact on WHC's and the Company's future financial results of operations.

FLEXIBLE STAFFING SERVICES

The year-to-date 2000 operating income of Flexible Staffing Services was $2.8 million, as compared to $2.5 million in the same period in 1999. The improvement is attributable to revenue growth.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate general and administrative expenses increased 13.4% to $16.1 million through the third quarter 2000 from $14.2 million in the same period in 1999. This increase over the prior year primarily reflects a non-recurring increase in consulting fees, increases in corporate staff payroll and payroll related expenses and increases in senior executive retirement plan costs. However, as a percentage of consolidated revenues, unallocated corporate general and administrative expenses remained constant at 0.9% of revenues through the third quarters of both 2000 and 1999.

OTHER INCOME/EXPENSE

The Company incurred other expense, net, of $1.3 million through the third quarter 2000 compared to $0.2 for the same period in 1999. Investment income increased $0.3 million through the third quarter 2000 to $3.8 million from $3.5 million in the same period in 1999. Interest expense increased $1.4 million to $5.1 million through the third quarter 2000 from $3.7 million in the same period in 1999. This increase is primarily attributable to increased interest expense related to the increase in securitized accounts receivables and the revolver loan along with higher interest rates.

INCOME BEFORE INCOME TAXES

Year-to-date 2000 income before taxes decreased $4.7 million, or 17.0%, to $22.9 million from $27.6 million for the same period in 1999.

EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization, was $43.4 million, or 2.3% of revenues through the third quarter 2000, which was $1.1 million, or

2.5%, lower than the same period in 1999. EBITDA does not necessarily indicate that cash flow is sufficient to fund all the Company's cash needs or represent cash flow from operations as defined by generally accepted accounting principles.

INCOME TAXES

The combined federal and state effective income tax rate was 40.0% through the third quarter 2000 and 39.8% for the same period in 1999.

MINORITY INTEREST EXPENSE

Minority interest expense (net of income taxes) decreased $1.9 million to $5.8 million through the third quarter 2000 from $7.7 million for the same period 1999, reflecting principally the decrease in earnings of WHC.

EQUITY INCOME OF AFFILIATES

Equity income of affiliates (net of income taxes) increased $0.3 million to $5.5 million through the third quarter 2000 from $5.2 million for the same period in 1999.

NET INCOME

Net income was $13.5 million through the third quarter 2000, or $0.90 basic earnings per share, as compared to $14.1 million, or $0.94 basic earnings per share for the same period in 1999. Earnings per share on a diluted basis was $0.88 through the third quarter 2000 compared to $0.92 per share for the same period in 1999. Goodwill amortization, after tax, amounted to $1.1 million and $0.9 million through the third quarter 2000 and the same period 1999, respectively. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.07 and $0.06 more through the third quarter 2000 and the same period 1999, respectively. Likewise, diluted earnings per share would have been $0.07 and $0.05 more through the third quarter 2000 and the same period 1999, respectively.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is presently, and is from time to time, subject to claims arising in the ordinary course of its business. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, there are no other pending legal proceedings except those disclosures below, for which the potential impact if decided unfavorably to the Company could have a material adverse effect on the consolidated financial statements of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits

Exhibit 27.1 - Financial Data Schedule (for SEC use only)


(b).  Reports on Form 8-K

The Company filed a Form 8-K dated September 19, 2000, under Item 5, regarding the press release filed on that same date.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirty-nine weeks ended October 1, 2000 to be signed on its behalf by the undersigned hereunto duly authorized.




THE WACKENHUT CORPORATION


DATE: November 15, 2000
Philip L. Maslowe,
      EXECUTIVE VICE PRESIDENT AND
           CHIEF FINANCIAL OFFICER