Form 10-K405
period 2000-12-31
WACKENHUT CORP
filed 2001-03-26
CIK 104030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         At February 16, 2001, the aggregate value of 1,922,111 shares of Series A Common Stock and 8,188,165 shares of Series B Common Stock held by non-affiliates of the Registrant was $114,145,044.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts II and IV of this Report.

     Parts of the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         The Wackenhut Corporation (the "Company") is a leading provider of diversified services to business and government. The Company focuses strategically on three major businesses worldwide - security related and other operational support services, developer and manager of privatized correctional and detention facilities and personnel employee leasing and temporary services. The Security Services business operates in North American (domestic) and international markets. The domestic security-related service businesses have expanded into a range of other support services to include base operations, facility management, fire and emergency medical services. Internationally, Security Services provides a greater variety of services than the Company offers domestically. These services include, among other things, electronic security systems, central station monitoring, cash-in-transit, satellite tracking of vehicles and cargo, building maintenance, secure storage of documents, postal services and distribution logistics. The Company, through its approximately 57% owned publicly-held subsidiary, Wackenhut Corrections Corporation (NYSE: WHC) designs, constructs, finances and manages correctional, detention and public sector mental health facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. The Company has established a strong presence in the southeast and midwest United States in the flexible staffing industry that includes, personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services. The Company has approximately 65,000 full and part-time employees, worldwide, serving over 11,000 commercial and governmental customers through an extensive network of offices and operations in 48 states and approximately 50 countries.

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

         The Company is the largest U.S.-based global security services provider, with 120 customer support centers across the United States and additional centers in approximately 50 other countries around the world. In addition to its physical security and uniformed officer services, the Company is a leader in the development of specialized niche services. For example, in response to a growing demand in the marketplace for security professionals with greater skill and responsibility levels, the Company has developed its Custom Protection Officer(R) ("CPO") program to provide highly specialized and trained security professionals to a broad range of customers such as national retailers, financial institutions and gated communities. CPO security professionals also are used as supplemental law enforcement forces by public transportation authorities and other governmental entities. Custom Protection Officer(R) is a Registered Service Mark of the Company. Another market initiative is the Company's National Accounts program, developed to provide focused and consistent service quality across its larger client's national, regional and global organizations. These clients asked for, and received, a dedicated executive within the Company to integrate and coordinate client security programs. These quality-centered programs partner the Company and its clients in performance excellence across the client's organization. The Company believes that the National Accounts program may also enable it to expand the scope of services offered worldwide to its National Account customers. Management believes that the high quality and consistent service of its CPO and National Accounts programs provide the Company with an opportunity to maintain and enhance long-term relationships with its clients.

         As part of its strategy to respond to the growing trend toward privatization of governmental services, in 1984, the Company entered into the development and management of privatized correctional and detention facilities, a business which is now operated exclusively through its approximately 57% owned subsidiary Wackenhut Corrections Corporation ("WHC"). As of December 2000, WHC had contracts to manage 55 privatized correctional and detention facilities, with a rated capacity of 39,522 beds. It also had contracts for prisoner transportation, correctional health care services, mental health services and electronic monitoring.

         Building upon four decades of expertise in providing services to businesses and government, in the fourth quarter of 1996, the Company entered into the professional employer organization ("PEO") employee leasing business by establishing Oasis Outsourcing, Inc. During 1997, the Company continued to expand its market presence in these areas when, Wackenhut Resources, Inc. (WRI), a subsidiary of the Company, acquired the King Companies, in May 1997, and Professional Employee Management, Inc. (PEM Companies) in December 1997. Both companies were professional employer organizations, and in addition, the King Companies was in the temporary employment and recruiting service business. These two companies were combined with Oasis Outsourcing, Inc., under Wackenhut Resources, Inc., to form Flexible Staffing Services (Staffing Services). In November 1998, Flexible Staffing Services acquired Sharp Services and Advantage Temporary Services companies. During Fiscal 2000, the regional structure of Staffing Services was reorganized under a single name of "Oasis" to achieve a single identity for the marketing of its services. By the end of Fiscal 2000, Flexible Staffing Services had 38 offices in 11 states.

         In addition to the services that the Company has specifically targeted for expansion, the Company continues to explore and selectively invest in other service businesses, including commercial and governmental support services, supplemental police services, crash-fire-rescue services and fire protection services. See Note 18 of Notes to Consolidated Financial Statements included in
Exhibit 13.0 to this Form 10-K for a summary of the contribution to consolidated revenues and operating income by each of the Company's business segments and by domestic and international operations for fiscal 2000, 1999 and 1998 (53 weeks).

BUSINESS STRATEGY

         The Company focuses strategically on three major businesses worldwide - security related and other support services, developer and manager of privatized correctional, detention and public sector mental health facilities and personnel employee leasing and temporary staffing. Key elements of the Company's business strategy are described below:

     SECURITY SERVICES

     o ENHANCE LEADERSHIP POSITION OF SECURITY-RELATED SERVICES. The Company strives to enhance its market position by attempting to provide the most reliable and consistent service in the industry. The Company believes its security professionals provide quality service because of: (i) strictly enforced screening and hiring procedures; (ii) intensive training; (iii) well organized supervisory and feedback procedures and
        (iv) management dedicated to total quality programs.

     o DEVELOP SPECIALIZED SECURITY SERVICES. The Company has identified and targeted the National Account and CPO programs, as well as the traditional small commercial client market, as ongoing growth avenues toward market expansion. Management believes that the high quality and consistent service of its National Accounts and CPO programs provide the Company with an opportunity to establish and enhance long-term relationships with all its clients.

     o DEVELOP COMPLEMENTARY SUPPORT SERVICES. The Company will seek to expand the scope of complementary support services it offers. The Company's successful identification and development of the correctional services and the staffing services has provided it with the experience it believes will allow it to develop other specialized programs and support services.

     o FOCUSED GEOGRAPHIC PRESENCE. In order to enhance quality revenue and earnings growth, the Company seeks to focus its international presence in countries where it can achieve a proper critical mass. To achieve this strategic initiative, during fiscal 2000, management initiated an ongoing review of the

        Company's international security-related businesses, with a view towards concentrating the Company's resources to achieve a proper critical mass.

     Correctional Services

         Correctional Service's objective is to enhance its position as one of the leading providers of privatized correctional, detention and public sector mental health facility services. Key elements of Correctional Service's business strategy include: (i) effective management of projects;
     (ii) selective development of new business opportunities such as mental health services provided through its subsidiary Atlantic Shores Healthcare, Inc.; (iii) selective pursuit of acquisitions; (iv) expansion of its scope of services; (v) expansion into international markets by establishing alliances with strategic local partners; and (vi) limiting capital risk.

     Flexible Staffing Services

         Wackenhut Resources has expanded to become one of the leading outsourcing companies in the southeast, with a principal concentration in Florida, and the midwest. Its growth is resulting from the increasing trend of small and medium size businesses to lease employees from PEOs or use temporary workers in order to cut costs and provide more and better employee benefits. Wackenhut Resources' strategy for growth is to expand PEO services while maintaining a viable temporary services network. The Company believes that this broader blend of human resources services will better meet the needs of our clients as outsourcing trends continue. Staffing services derives a competitive advantage in the PEO market by providing an "a la carte" menu of staffing alternatives and attractive benefit options. In addition to internal growth, the Company has increased its presence in staffing services through selective acquisitions such as the acquisitions of the King Companies in May 1997, Professional Employee Management, Inc. (PEM Companies) in December 1997, and Sharp Services and Advantage Temporary Services Companies in November 1998. During 2000 the regional structure of Staffing Services was reorganized under a single brand name of "Oasis" to achieve a single identity for the marketing of its services.

     Pursue Selected Acquisitions

         In addition to internal growth, the Company's growth strategy includes selected acquisitions.

MARKETS

         SECURITY SERVICES. The private security-related services industry includes guard services, alarm-monitoring services, security consulting services, armored car transport and other security services. The largest and most visible component of the industry is the guard service component, which also accounts for the largest portion of Security Service's revenues.

         Guard service is often characterized within the industry as either "proprietary" or "contract," depending on the service provider. Under proprietary arrangements, end users of the services employ, schedule and manage their own security officers. In contrast, contract services are provided to end users pursuant to contracts with independent security-related service firms such as Wackenhut. Management believes that the advantages to clients of using contract security service providers rather than providing services internally on a proprietary basis are threefold: (i) the client may realize cost and administrative savings; (ii) the client is freed to concentrate on its core competencies; and (iii) the client may be able to reduce labor management concerns with security-related employees, who are employed by the Company.

         CORRECTIONAL SERVICES. Correctional Service's customer base is principally governmental agencies responsible for state correctional facilities in the United States and governmental agencies responsible for correctional facilities in the United Kingdom and Australia. Correctional Service's other customers include the U.S. Immigration and Naturalization Service, other federal and local agencies in the United States and other foreign governmental agencies.

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

COMPANY ORGANIZATION

         The Company's business can be divided into the Global Security Services, Correctional Services and Flexible Staffing Services. Security Services provides security-related and other support services. Correctional Services, which consists exclusively of the business conducted through WHC, provides privatized correctional, detention, and public sector mental health, facility design, development and management services. Flexible Staffing Services provides personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services.

GLOBAL SECURITY SERVICES

         Global Security Services is conducted in North American and international markets.

         NORTH AMERICAN MARKET. Security Services provides security-related and other support services throughout the United States and Canada. The North American market is divided into commercial, government and regulated industry accounts. In providing its Security Services, the Company has adopted a quality management approach to its services. General management responsibilities for each operation are vested in managers of geographic regions supported by a small group of managers located at Company headquarters. Day-to-day management responsibility for each group is vested in regional and site field managers who have primary responsibility for client contact and satisfaction. Field managers are selected through an intensive screening process and receive what the Company believes is state-of-the-art training. Supervisory personnel from Company headquarters periodically visit region headquarters and sites and carefully monitor operating results.

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

         Contracts with private industry generally are for a minimum of a one-year term. Most of these contracts are subject to termination by either party on 30 days prior notice. For most small accounts, billing rates are typically based on a specified rate per hour and generally are subject to renegotiations or escalation if related costs increase because of changes in minimum wage laws, payroll tax changes or certain other events beyond the control of the Company. For many larger accounts, cost plus performance and management fee contracts are becoming the norm.

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

         GOVERNMENT AND REGULATED INDUSTRY ACCOUNTS. The Company provides specialized security-related and support services for United States federal government entities and nuclear power generating facilities. Wackenhut Services, Inc. ("WSI") provides security services primarily to United States federal government entities. Services provided by WSI range from basic security and administrative support to specialized emergency response. In the United States, WSI provides security-related services at 12 sensitive government installations. For example, the Company has held the operations and maintenance contract for the Savannah River Site in South Carolina since 1983, the single largest government contract for security-related services. The Company since 1990 has managed the Rocky Flats Environmental Technology Site near Denver, since 1964 the Nevada Test Site near Las Vegas, and began providing security services during 2000 at the Oak Ridge Site near Oak Ridge, Tennessee. Since 1984, WSI has overseen training and resource development for the United States Department of Energy at the Nonproliferation and National Security Institute in Albuquerque, New Mexico. The Company's service contracts with governmental agencies are typically cost-reimbursable contracts providing the Company the ability to earn award fees based upon the achievement of performance goals. The Company's service contracts with governmental agencies are subject to annual governmental appropriations.

         With contracts at 27 commercial nuclear power plants in 13 states, the Company is the market share leader in the Nuclear Services niche market. The Company provides Nuclear Utility customers with highly trained and qualified security personnel, emergency planning, electronic detection equipment and integrated security systems to these utility companies. The terms of contracts entered into by the Nuclear Division generally are multi-year and include a variety of fee arrangements. The Company's experience with requirements and standards of the Nuclear Regulatory Commission ("NRC") enable it to assist customers in ensuring NRC compliance.

         INTERNATIONAL MARKETS. International security services are provided primarily through Wackenhut International, Inc., ("WII") and its subsidiaries, affiliates and strategic partners.

         WII includes a network of subsidiaries, partnerships and affiliates in approximately 50 countries. The majority of WII's international operations are structured through local joint ventures with parties who operate in the given market. These parties often provide valuable insight into local markets, in addition to sharing financial responsibility for the venture. WII also provides a greater variety of services than the Company offers domestically. These services include, among other things, electronic security systems, central station monitoring, cash-in-transit, satellite tracking of vehicles and cargo, building maintenance, secure storage of documents, postal services, and distribution logistics. In addition to providing traditional security services to commercial customers at overseas locations, WII provides security for the U.S. Department of State at embassies and missions in 17 locations. WII also provides protective services at NASA space shuttle support sites in Africa. Major competitors of WII include sizable foreign concerns such as Group 4, Securitas, Securicor, and Chubb and local and regional companies.

         In order to enhance quality revenue and earnings growth, the Company seeks to focus its international presence in countries where it can achieve a proper critical mass. To achieve this strategic initiative, during fiscal 2000, management initiated an ongoing review of the Company's international security-related businesses, with a view towards concentrating the Company's resources to achieve a proper critical mass.

CORRECTIONAL SERVICES

         Correctional Services is conducted through the operations of Wackenhut Corrections Corporation ("WHC"). WHC is a leading developer and manager of privatized correctional, detention and public sector mental health facilities in the United States, the United Kingdom, Australia and South Africa. Correctional Services was founded in 1984 as a division of the Company to capitalize on emerging opportunities in the private correctional services market. As of December 2000, Correctional Services had contracts to manage 55 correctional and detention facilities with an aggregate rated capacity of 39,522 beds. It also had contracts for prisoner transportation, correctional health care services, mental health services and electronic monitoring. Correctional Services offers a comprehensive range of correctional, detention and public sector mental health facility management services from individual consulting projects to the integrated design, construction and management of correctional, detention and public sector mental health facilities. In addition to providing the fundamental services relating to the security of facilities and the detention and care of inmates, Correctional Services has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education, and job and life skills training. Management believes that Correctional Service's experience in delivering a full range of quality privatization services on a cost-effective basis to governmental agencies provides such agencies strong incentives to choose WHC when awarding new contracts or renewing existing contracts.

         WHC's facility management contracts typically have original terms ranging from one to ten years and give the customer at least one renewal option.

STAFFING SERVICES

         Building upon four decades of expertise in providing services to businesses and government the Company entered into the professional employer organization ("PEO") employee leasing business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary, in the fourth quarter 1996. During 1997, the Company continued to expand its market presence when Wackenhut Resources, Inc. (WRI), a subsidiary of the Company, acquired the King Companies, in May 1997, and Professional Employee Management, Inc. (PEM Companies) in December 1997. Both companies were professional employer organizations, and in addition, the King Companies was in the temporary employment and recruiting service business. These two companies were combined with Oasis Outsourcing, Inc., under Wackenhut Resources, Inc., to form Flexible Staffing Services (Staffing Services). In November 1998 Flexible Staffing Services acquired Sharp Services Inc. and Advantage Temporary Services companies. By the end of 2000, Flexible Staffing Services had 38 offices in 11 states. During 2000, the regional structure of Staffing Services was reorganized under a single name of "Oasis" to achieve a single identity for the marketing of its services.

CUSTOMERS

     During 2000, Security Services provided services to approximately 8,600 customers worldwide. The United States Department of Energy accounted for 8% and 6% of the Company's revenue during Fiscal 2000 and Fiscal

1999, respectively. Correctional Services contracts with the State of Florida accounted for 4% of the Company's revenues in Fiscal 2000 and Fiscal 1999 and contracts with governmental agencies of the State of Texas accounted for 3% and 4% of the Company's revenue in Fiscal 2000 and Fiscal 1999, respectively. The Staffing Services Business provides services to over 1,100 employee leasing clients and more than 1000 temporary services clients.

COMPETITION

         The Company is the largest United States-based security and protective services organization and a leading provider of such services worldwide. The Company competes domestically and internationally with Securitas, which acquired the Company's largest U.S.-based competitors Burns Security Company and Pinkertons in Fiscal 2000 and Fiscal 1999, respectively. The Company also competes with numerous local and regional security services companies. The top five providers of services similar to those provided by Security Services account for less than 15% of the security-services market in the United States. Competition in the security-related and other support services business is intense and is based primarily on price in relation to quality of service, the scope of services performed, and the extent of employee training and supervision. However, potential competitors can enter the security-related and other support services business without substantial capital investment or expense.

         WHC competes primarily on the basis of the quality and range of services offered, and its experience and reputation, both domestically and internationally, in the design and management of facilities. WHC competes with a number of companies, including, but not limited to, Corrections Corporation of America, Correctional Services Corporation, Group 4 International Corrections Service, U.K. Detention Services, Ltd., Cornell Corrections Corporation, Securicor Group and Prison Realty Trust. Some of WHC's competitors are larger and have greater resources than WHC. WHC also competes on a localized basis in some markets with small companies that may have better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the correctional business without substantial capital investment or experience in management of correctional or detention facilities. In addition, in some markets, WHC may compete with governmental agencies that are responsible for correctional facilities.

         Staffing Services competes primarily on the basis of the quality and range of services offered. Staffing Services competes domestically with a number of companies, including but not limited to Spherion, Staff Leasing, Administaff, ADP Total Source and many regional based firms. Some of the competitors are larger and have greater resources than Staffing Services.

EMPLOYEES

         Security Services principal business is labor intensive, and is affected substantially by the availability of qualified personnel and the cost of labor. As of December 2000, Security Services had over 55,000 full and part-time employees worldwide, most of whom are security officers and other personnel providing physical security services. The Company has not experienced any material difficulty in employing sufficient numbers of suitable security officers. Security officers and other personnel supplied by the Company to its clients are employees of the Company, even though stationed regularly at a client's premises. A small percentage of the employees of the Security Service business are covered by collective bargaining agreements. Relations with employees have been generally satisfactory.

         As of December 2000, Correctional Services had approximately 9,000 full-time employees. Correctional Services employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. WHC's correctional officer employees at George W. Hill Correctional Facility (Pennsylvania), Queens Private Correctional Facility (New
York), and Junee Correctional Centre, Arthur Gorrie Correctional Centre, Fulham Correctional Centre and Immigration Detention Services (Australia) are members of unions. WHC has entered into a contract with the union for the correctional officers at the Queens Private Correctional Facility and Junee Correctional Centre, however, WHC has not entered into a contract with the other two unions.

         Staffing Services had approximately 300 administrative employees as of December 2000. In addition, the PEO Division of Flexible Staffing Services had over 35,900 work-site employees as of December 2000.

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

         The industry in which the Correctional Services operates is subject to national, federal, state and local regulations in the United States, Europe, South Africa and Australia which are administered by a variety of regulatory authorities. Generally, prospective providers of correctional services must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations, including education, health care and safety regulations. WHC's contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. WHC's Kyle New Vision Chemical Dependency Treatment Center is licensed by the Texas Department of Criminal Justice to provide substance abuse treatment. Certain states, such as Florida and Texas, deem prison guards to be peace officers and require WHC personnel to be licensed and may make them subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

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

COMMITMENTS AND CONTINGENCIES

         WHC's contract to manage the Jena Juvenile Justice Center in Jena, Louisiana was terminated by the Louisiana Department of Public Safety and Corrections on June 30, 2000. WHC has a ten-year non-cancelable operating lease for the facility with Correctional Properties Trust (CPV). WHC has recorded an operating charge of $3.8 million ($2.3 million after tax) that represents the expected losses to be incurred on the lease with CPV. After taxes and minority interest effect, this charge reduced the Company's diluted earnings per share by $0.09. See Note 9 of the "Notes to Consolidated Financial Statements".

         WHC has a contract with the State of Florida Department of Children and Families (DCF) to design and construct a new 350-bed South Florida State Psychiatric Hospital for approximately $35 million. The construction is complete. However, WHC has incurred additional costs in excess of $2 million beyond the initial scope of the construction contract through December 31. 2000. WHC is in the process of negotiating with DCF to recover these additional costs. There can be no assurances that WHC will be successful in negotiating for additional funding of this project. Accordingly, WHC has recognized these additional costs as incurred and has not recorded revenue on the pending claim.

CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS

         Prospective investors should carefully consider the following factors that may effect future results, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company and its business before purchasing its securities. In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially form those contemplated by such statements. See "Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995" below. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

         REVENUE AND PROFIT GROWTH DEPENDENT ON EXPANSION. The Company's growth depends to a significant degree upon its ability to obtain additional service contracts, PEO clients and correctional and detention facility development and management contracts and to retain existing contracts. The Company faces significant competition among: (i) providers of security-related and other support services for service contracts and for the renewal of such contracts upon expiration, (ii) operators of correctional and detention facilities for development and management contracts for new facilities and for the renewal of those contracts upon expiration and (iii) other PEO and temporary staffing companies. Accordingly, there can be no assurance that the Company will be able to obtain additional contracts or to retain contracts upon expiration thereof. Growth of the Correctional Services is generally dependent on the development and management of new correctional and detention facilities, since contracts to manage existing public facilities are not typically offered to private operators. The rate of development of new facilities and, therefore, the Correctional Services' potential for growth, will depend on a number of factors, including crime rates and sentencing patterns in countries in which WHC operates, governmental and public acceptance of the concept of privatization, the number of facilities available for privatization and WHC's ability to obtain awards for contracts and to integrate new facilities into its management structure on a profitable basis. In addition, certain jurisdictions in the past have required the successful bidder to make a significant capital investment in connection with the financing of a particular project. WHC's ability to secure awards under such circumstances will, therefore, also depend on WHC having sufficient capital resources.

         GROWTH/ACQUISITION STRATEGY. The Company has grown its Security Services, Staffing Services and Correctional Services through internal expansion and through selective acquisitions of additional companies or assets that would expand its existing business. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or assets or successfully integrate such additional companies or assets into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance.

         CAPITAL REQUIREMENTS TO FUND GROWTH. The Company's acquisition strategy may require substantial capital. While the Company believes that its present capital position will be sufficient to meet its capital requirements, future acquisitions may require additional capital. Such capital may be obtained by borrowings under the Company's existing credit facilities, through the issuance of long-term or short-term indebtedness or through the issuance of equity securities in private or public transactions. This could result in dilution of existing equity positions and/or increased interest expense. There can be no assurance that acceptable capital financing for future acquisitions can be obtained on suitable terms, if at all.

         INTERNATIONAL OPERATIONS. In Fiscal 1998, Fiscal 1999, Fiscal 2000, revenues derived from the provision of services to customers outside the United States accounted for approximately 11.8%, 11.1% and 11.9%, respectively, of the Company's consolidated revenues. The Company anticipates that international revenues will continue to account for a significant portion of consolidated revenues in the foreseeable future. The Company's operating results, therefore, are subject to the risks inherent in international operations, including various regulatory requirements, fluctuations in currency exchange rates, political and economic changes and disruptions, tariffs or other barriers, and difficulties in staffing and managing foreign operations. One or more of these factors may have a material adverse effect on the Company's future international operations and, consequently, on the Company's operating results.

         BUSINESS CONCENTRATION. Contracts with the United States Department of Energy accounted for approximately 8% and 6% of the Company's consolidated revenues in Fiscal 2000 and Fiscal 1999, respectively. Moreover, correctional contracts with governmental agencies of the State of Texas accounted for 3% and 4% of the Company's consolidated revenues in Fiscal 2000 and Fiscal 1999, respectively. Correctional Services contracts with the State of Florida accounted for 4% of the Company's consolidated revenues in both Fiscal 2000 and Fiscal 1999. The loss of, or a significant decrease in, the Company's business with the Department of Energy or WHC's business with the foregoing agencies could have a material adverse effect on the Company's results of operations.

         CORRECTIONAL CONTRACTS. WHC's facility management contracts typically have terms ranging from one to five years. WHC has 18 contracts that will expire in 2001. WHC's management contracts generally contain one or more renewal options for terms ranging from one to five years. Only the contracting governmental agency may exercise a renewal option. No assurance can be given that any agency will exercise a renewal option in the future. Additionally, the contracting governmental agency typically may terminate a facility contract without cause by giving WHC adequate written notice. Furthermore, in certain cases the development of facilities to be managed by WHC is subject to the facility obtaining construction financing. Such financing may be obtained through a variety of means, including without limitation, sale of tax-exempt bonds or other obligations or direct governmental appropriation. The sale of tax-exempt bonds may be adversely affected by changes in applicable tax laws or adverse changes in the market for tax-exempt bonds or other obligations.

         POTENTIAL LEGAL LIABILITY. The Company's Security Services and Correctional Services exposes the Company to potential third-party claims or litigation by persons for personal injury or other damages resulting from contact with Company or WHC personnel. In the case of WHC, such damages may arise from a prisoner's escape or from a disturbance or riot at a WHC-managed facility. WHC's management contracts generally require WHC to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. Under principles of common law, the Company can generally be held liable for wrongful acts or omissions of its agents or employees performed in the course and within the scope of their agency or employment. In addition, some states have adopted statutes that expressly impose on the Company legal responsibility for the conduct of its agents and employees. While the Company maintains an insurance program that provides coverage for certain liability risks, including personal injury, death and property damage where the Company or WHC is found negligent, the laws of many states limit or prohibit insurance coverage for liability for punitive damages arising from willful, wanton or grossly negligent conduct. There can be no assurance that the Company's insurance will be adequate to cover all potential claims or damages.

         INFLATION. The Company's largest expense is personnel costs. A number of the Company's security-related and correctional and detention facility management contracts, including contracts with governmental agencies and national accounts, provide for payments of either fixed fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, the Company must increase the wages and salaries of its employees at rates faster than it can increase the fees charged under such contracts, the Company's profitability would be adversely affected.

         COMPETITION. The security-related and other support service industries are highly competitive and fragmented. The Company competes with a number of major companies, as well as local or regional security service companies. Through WHC, the Company competes with a number of companies in the correctional business, including Corrections Corporation of America, U.K. Detention Services, Ltd. and Correctional Services Corporation. Some of the companies with which the Company and WHC compete are larger and have greater resources than the Company or WHC. The smaller local and regional companies with which the Company and WHC compete may have better knowledge of the local conditions and be better able to gain political and substantial capital investment or previous experience. In addition, the Company and WHC may compete in some markets with governmental agencies that provide security-related or other support services and manage correctional facilities.

         ACCEPTANCE OF PRIVATIZATION OF TRADITIONAL PUBLIC FUNCTIONS. Privatization of traditional governmental functions such as the management of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. Some sectors of the federal government and some state governments are legally unable to delegate traditional management responsibilities, including management of correctional and detention facilities, to private companies. The performance of traditional government functions by private companies is not widely understood by the public and has encountered resistance from certain groups, such as labor unions, sheriff's departments and groups that believe certain functions, including correctional and detention facility management should only be conducted by governmental agencies. Such resistance may cause a change in public and governmental acceptance of privatization in general. In addition, changes in dominant political parties in any of the markets in which the Company or WHC operates could result in significant changes to previously established views of privatization in such markets.

         GOVERNMENTAL REGULATION; OVERSIGHT, AUDITS AND INVESTIGATIONS. The Company's Correctional Services and certain portions of its Security Services are highly regulated by a variety of governmental authorities which oversee the Company's businesses and operations. For example, with respect to the Correctional Services, the contracting agency typically assigns full-time, on-site personnel to a facility to monitor WHC's compliance with contract terms and applicable laws and regulations. Failure by WHC to comply with contract terms or regulations could expose it to substantial penalties, including the loss of a facility management contract. In addition, changes in existing regulations could require the Company to modify substantially the manner in which it conducts business and, therefore, could have a material adverse effect on the Company's results of operations.

         Additionally, the Company's security-related and correctional contracts give the contracting agency the right to conduct audits of the Company's services provided or the facilities and operations managed by the Company for the agency, and such audits occur routinely. An audit involves a governmental agency's review of the Company's compliance with the prescribed policies and procedures established with respect to services provided or the facility managed. The Company also may be subject to investigations as a result of an audit or other causes.

         DEPENDENCE UPON EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES. The continued success of the Company is dependent to a significant degree upon the continuing services of its executive officers. The loss or unavailability of any of the Company's executive officers could have an adverse effect on the Company. The Company does not have long-term employment contracts with most of its executive officers. In addition, the Company is dependent upon its ability to hire and retain senior operational employees.

         CONTROL OF COMPANY. George R. Wackenhut and his wife, Ruth J. Wackenhut, individually and through trusts over which they have sole dispositive and voting power, control approximately 50.05% of the issued and outstanding voting common stock of the Company. As a result, George R. Wackenhut and Ruth J. Wackenhut have significant voting power on all matters requiring approval of the shareholders of the Company, including the election of all of the directors.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report and the documents incorporated by referenced herein contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking" statements are any statements that are not based on historical information. Such statements involve risks and uncertainties, including but not limited to: general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of clients served by the Company; actual future costs of operating expenses; self-insurance claims and employee wages and benefits; possible changes in ownership positions of the Company's subsidiaries; and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These risks and uncertainties may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.

ITEM 2. PROPERTIES

         The Company's executive offices are in The Wackenhut Center, located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida. The Wackenhut Center contains approximately 95,000 square feet and is leased from Lepercq Corporate Income Fund, L.P., for an initial term of 15 years, commencing in March 1996, with consecutive options to extend the term of the lease for three additional five-year periods. This lease requires annual rental payments of approximately $1.8 million with no escalation during the initial 15-year term.

         In 1997, WHC purchased and renovated a 72-bed psychiatric hospital in Ft. Lauderdale, Florida.

         In December 1997, WHC entered into a $220 million operating lease facility that was established to acquire and develop new correctional institutions used in its business. As a condition of this facility, WHC unconditionally agreed to guarantee certain obligations of First Security Bank, N.A., a party to the aforementioned operating lease facility. As of December 31, 2000, approximately $142.7 million of this operating lease facility was utilized for properties in operation or under development.

         The Company owns a 15,000 square foot warehouse building in Miami, Florida. In addition, the Company owns three buildings in Ecuador and one each in the Dominican Republic, Costa Rica, Puerto Rico, Peru and Uruguay that are used for the operations of its foreign subsidiaries in those countries. All other offices of the Company are leased.

         The aggregate fiscal 2000 rent expense for all non-cancelable operating leases of office space, automobiles, data processing and other equipment was $26.9 million. The Company owns substantially all uniforms, firearms, and accessories used by its security officers.

ITEM 3. LEGAL PROCEEDINGS

         In December 1999, a Travis County, Texas grand jury indicted twelve of WHC's former facility employees for various types of sexual misconduct at the Travis County Community Justice Center. Management believes these indictments are not expected to have any material financial impact on the Company. Eleven of the twelve indicted former employees already resigned from or had been terminated by WHC as a result of WHC initiated investigations over the course of the prior three years. WHC is not providing counsel to assist in the defense of these twelve individuals. The District Attorney in Travis County continues to review WHC documents at the Travis County Facility. At this time, WHC cannot predict the outcome of this investigation or the potential impact on WHC's financial position, results of operations and cash flow.

         The Company is presently, and is from time to time, subject to claims arising in the ordinary course of its business. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, there are no other pending legal proceedings except those disclosures above, for which the potential impact if decided unfavorable to the Company could have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     GEORGE R. WACKENHUT is Chairman of the Board of the Company and has been since its inception. He was Chief Executive Officer of the Company from the time it was founded until February 17, 2000. He was President of the Company from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. Mr. Wackenhut is Chairman of the Board of Directors for Wackenhut Corrections Corporation, a member of the Board of Trustees of Correctional Properties Trust and is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge, and the President's Advisory Council for the Small Business Administration, Region IV. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School. He is also a former member of the Board of Directors of SSJ Medical Development, Inc., Miami, Florida. Mr. Wackenhut is also a member of the American Society for Industrial Security. He was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela and in 1999 was awarded the distinguished Ellis Island Medal of Honor by the National Ethnic Coalition of Organizations. Also in 1999, he was inducted into the West Chester University Hall of Fame and the Athlete's Hall of Fame in Delaware County, Pennsylvania. Mr. Wackenhut received his B.S. degree from the University of Hawaii and his M.Ed. degree from Johns Hopkins University. He has been named a Distinguished Alumnus by West Chester University
(1979), the University of Hawaii (1987), and Johns Hopkins University (2000). Mr. Wackenhut is married to Ruth J. Wackenhut, Secretary of the Company. His son, Richard R. Wackenhut, is Vice Chairman of the Board of the Company and is President and Chief Executive Officer of the Company.

     RICHARD R. WACKENHUT is Vice Chairman of the Board of Directors, President and Chief Executive Officer of the Company. He has been Vice Chairman of the Board since August 1999, and Chief Executive Officer since February 2000. Mr. Wackenhut was appointed President and Chief Operating Officer of the Company and a member of the Board of Directors in 1986. He was Senior Vice President of Operations from 1983 to 1986. He was Manager of Physical Security from 1973 to 1974 and also served as Manager, Development at the Company's Headquarters from 1974 to 1976; Area Manager, Columbia, South Carolina, from 1976 to 1977; District Manager, Columbia, South Carolina from 1977 to 1979; Director, Physical Security Division at Corporate Headquarters from 1979 to 1980; Vice President, Operations from 1981 to 1982; and Senior Vice President, Domestic Operations from 1982 to 1983. Mr. Wackenhut is a Director of Wackenhut del Ecuador, S.A.; Wackenhut UK Limited; Wackenhut Dominicana, S.A.; and several domestic subsidiaries of the Company, including Wackenhut Corrections Corporation. He is also Vice Chairman of the Board of Trustees of Correctional Properties Trust. He is Vice Chairman of Associated Industries of Florida and is also a member of the American Society for Industrial Security, the International Association of Chiefs of Police and the International Security Management Association. He received his B.A. degree from The Citadel in 1969 and is currently a member of The Citadel Advisory Council. He also completed the Advanced Management Program of the Harvard University School of Business Administration in 1987. Mr. Wackenhut is the son of George R. Wackenhut, Chairman of the Board of the Company, and Ruth J. Wackenhut, Secretary of the Company.

     ALAN B. BERNSTEIN was elected to the Company's Board of Directors May 5, 1998, is Executive Vice President of the Company, beginning in 2000 became President, Global Security, and was promoted to Chief Operating Officer effective March 9, 2000. Mr. Bernstein was President, North American Operations from 1991 through 1999. Prior to that, Mr. Bernstein was Senior Vice President, Domestic Operations from 1986 to 1991. He has been employed by the Company since 1976, except for a brief absence during 1982 when he was a partner in a family-owned security alarm business in New York State. Mr. Bernstein has served in the following positions with the Company or its subsidiaries: Vice President of Domestic Operations, 1985; Vice President, Corporate Business Development, 1984; President, Wackenhut Systems Corporation, 1983; Director of Integrated Guard Security, 1981; and Manager of Wackenhut Electronic Systems Corporation (Miami) from 1976 to 1981. He also serves on the Board of Directors of several subsidiaries of the Corporation. He received his B.S.E.E. degree from the University of Rochester, and a M.B.A. degree from Cornell University.

     FERNANDO CARRIZOSA is Senior Vice President and President, Wackenhut International, Inc. and has been since January 28, 1989. Mr. Carrizosa was Vice President of International Operations from January 31, 1988 to

January 28, 1989. He joined Wackenhut de Colombia in 1968 as Manager of Investigations. He was promoted to Manager of Human Resources, and then to Assistant to the President in 1974. He moved to Headquarters as a trainee in 1974, and was promoted to Manager of Latin American Operations in 1980, a capacity in which he served until 1983. Mr. Carrizosa also served as Executive Vice President of Wackenhut International, 1983 to 1984 and President of Wackenhut International, 1984 to 1988. He is a Director of several subsidiaries and affiliates of the Company. He received a B.B.A. from Universidad Javeriana in Colombia, and a M.B.A. with honors from Florida International University in 1976. He also completed the Advanced Management Program at the Wharton School of Business in 1992.

     ROBERT C. KNEIP is Senior Vice President of the Company, and President and Chief Executive Officer of Wackenhut Resources, Inc. Since he joined the Company in 1982, Dr. Kneip has held various positions in the Company including Director, Power Generating Services; Director, Contracts Management; Vice President, Contracts Management; Vice President, Planning and Development and Senior Vice President, Corporate Planning and Development. Dr. Kneip started Flexible Staffing Services by establishing OASIS Outsourcing, Inc., a majority owned subsidiary of the Company in 1996 and continues to be a major force in the Company's development of the Staffing Services Business. Prior to joining the Company, Dr. Kneip was employed by the Atomic Energy Commission, the Nuclear Regulatory Commission and Dravo Utility Constructors, Inc. He received a B.A. (Honors) from the University of Iowa, and an M.A. and Ph.D. from Tulane University. Dr. Kneip also serves on the Board of Directors of Ecometry Corporation, as well as numerous civic organizations.

     PHILIP L. MASLOWE is Executive Vice President and Chief Financial Officer and Treasurer of the Company and has been since March 30, 2000. He joined the Company in August 1997 as Senior Vice President and Chief Financial Officer of the Company and was given the title of Treasurer effective March 9, 2000. Prior to joining the Company, Mr. Maslowe was employed by KinderCare Learning Centers, Inc., as Executive Vice President and Chief Financial Officer since 1993. Before joining KinderCare, he was Executive Vice President and Chief Financial Officer of Thrifty Corporation. From 1980 to 1991, Mr. Maslowe was with The Vons Companies, Inc., where he served as Group Vice President, Finance. Mr. Maslowe is a graduate of Loyola University of Chicago (magna cum laude) and holds a M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Maslowe also serves on the Board of Directors of Bruno's Supermarkets, Inc.

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

     JAMES P. ROWAN is Executive Vice President General Counsel and Assistant Secretary of the Company. He joined the Company in 1979 as Assistant General Counsel, became Associate General Counsel in 1982, a Vice President in 1986 and a Senior Vice President in 1998. He is an attorney admitted to the Bar of the States of Indiana, Iowa and Michigan. He holds degrees of B.S.C. (Accounting) and J.D. (Law) from the University of Iowa and a C.P.A. from the University of Illinois.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to page 25 of the Registrant's 2000 Annual Report to Shareholders, Exhibit 13.0.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item is incorporated by reference to pages 26 through 27 of the Registrant's 2000 Annual Report to Shareholders,
Exhibit 13.0.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is incorporated by reference to pages 28 through 33 of the Registrant's 2000 Annual Report to Shareholders,
Exhibit 13.0.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is incorporated by reference to pages 34 through 48 of the Registrant's 2000 Annual Report to Shareholders,
Exhibit 13.0, except for the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Registrant" and is included in Part I, hereto) is contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 2001 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

              The following consolidated financial statements of the Company, included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference in
         Part II, Item 8:

           Consolidated Balance Sheets - December 31, 2000 and January 2, 2000

           Consolidated Statements of Income - Fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999

           Consolidated Statements of Cash Flows - Fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999

           Consolidated Statements of Shareholders' Equity Notes to Consolidated Financial Statements - Fiscal years ended December 31, 2000,
           January 2, 2000, and January 3, 1999

              With the exception of the information incorporated by reference from the 2000 Annual Report to Shareholders in Part II, Items 5,6,7,8, and Parts IV of the Form 10-K, the Registrant's 2000 Annual Report to Shareholders is not to be deemed filed as part of this Report.

     2.  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts - Page 24

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

     3.  Exhibits

         The following exhibits are filed as part of this Annual Report:

   EXHIBIT
   NUMBER                           DESCRIPTION
   ------                           -----------

     3.1   Articles of Incorporation as amended and restated.

     3.2 Bylaws currently in effect (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 2, 2000).

     4.1 Credit Agreement dated as of November 13, 2000 by and among The Wackenhut Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender and Scotiabanc Inc., as Syndication Agent and as Lender and First Union National Bank, As Documentation Agent and a Lender and the Lenders party hereto from time to time.

     4.2 Receivables Purchase Agreement dated as of December 30, 1997 among Wackenhut Funding Corporation, as Transferor, The Wackenhut Corporation, as Servicer, Enterprise Funding Corporation, as a Purchaser, and Nations Bank, N.A., as Agent (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999).

     4.3 Amendment Agreement No. 1, dated December 12, 2000 to the Credit Agreement dated as of November 12, 2000 by and among The Wackenhut Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender and Scotiabanc Inc., as Syndication Agent and as Lender and First Union National Bank, As Documentation Agent and a Lender and the Lenders party hereto from time to time.

     4.4 Amended and Restated Transfer and Administrative Agreement dated as of January 26, 2001, among Wackenhut Funding Corporation, a Delaware corporation and its successors and assigns, The Wackenhut Corporation, a Florida Corporation Individually and as Servicer, Enterprise Funding Corporation, a Delaware corporation and its successors assigns, and Bank of America, N.A. (as successor to Nationsbank, N.A.), a national banking association, as agent for Enterprise and the Bank Investors and as a Bank Investor.

     4.5 Amendment Number 1 to Receivable Purchase Agreement dated as of January 26, 2001, between Wackenhut Funding Corporation, a Delaware corporation and its successors and assigns and The Wackenhut Corporation, a Florida corporation, and its successors assigns, amending that certain Receivables Purchase Agreement dated as of December 30, 1997.

     4.6 LC Account Agreement dated November 13, 2000 among The Wackenhut Corporation, a Florida corporation, and Bank of America, N.A., as the agent for the Lenders party to the Credit Agreement dated as of November 13, 2000 by and among The Wackenhut Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender and Scotiabanc Inc., as Syndication Agent and as Lender and First Union National Bank, As Documentation Agent and a Lender and the Lenders party hereto from time to time.

     4.7 Amended and Restated Credit Agreement, dated December 18, 1997, by and among Wackenhut Corrections Corporation, Nations Bank, National Association, Scotia Banc Inc. and the Lenders Party thereto from time to time (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997).

     4.8 Amended and Restated Participation Agreement, dated June 19, 1997 among Wackenhut Corrections Corporation, First Security Bank, National Association, the Various Bank and other Lending Institutions which are partners thereto from time to time, Scotia Banc Inc., and Nations Bank, National Association (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997).

     4.9 Amended and Restated Lease Agreement, dated as of June 19, 1997, between First Security Bank, National Association and Wackenhut Corrections Corporation (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997).

     4.10 Guaranty and Suretyship Agreement, dated December 18, 1997, among the Guarantors parties thereto and Nations Bank, National Association (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997).

     4.11 Third Amended and Restated Trust Agreement, dated as of June 19, 1997, among Nations Bank, National Association and other financial institutions parties thereto and First Security Bank, National Association. (incorporated by reference to Wackenhut Corrections Corporation's Form 10-K Annual Report for the fiscal year ended December 28, 1997).

     10.1  Amended and restated Senior Officer  Retirement/Deferred
           Compensation Agreements for Executive Officers (the "Senior Plan"):
           Alan B. Bernstein, Fernando Carrizosa, Robert C. Kneip, Sandra Nusbaum, Philip L. Maslowe, and Richard R. Wackenhut (incorporated by reference to the Registrants Form 10-Q Quarterly Report for the quarterly period ended April 2, 2000).

     10.2 Executive Severance Agreements for Alan B. Bernstein, Fernando Carrizosa, Robert C. Kneip, Sandra Nusbaum, and Philip L. Maslowe (incorporated by reference to the Registrants Form 10-Q Quarterly Report for the quarterly period ended April 2, 2000).

     10.3  Executive Officer Retirement Plan.

     10.4  Amended and Restated Split Dollar arrangement with George R. and Ruth
           J. Wackenhut.

    10.5 Employment Agreement with G.R. Wackenhut (incorporated by reference to the Registrants Form 10-Q Quarterly Report for the quarterly period ended April 2, 2000).

    10.6 Employment Agreement with R.W. Wackenhut (incorporated by reference to the Registrants Form 10-Q Quarterly Report for the quarterly period ended April 2, 2000).

    10.7 Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071.

    10.8 First Amendment dated November 3, 1995 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071.

    10.9 The Wackenhut Corporation Key Employee Long-Term Incentive Stock Plan Amendments through May 5, 2000.

    10.10 Second Amendment dated August 1, 1996 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997).

    10.11 Amended Non-employee Director Stock Option Plan dated October 29, 1996 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997).

    10.12 Third Amendment dated December 10, 1997 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999).

    10.13 Summary description of the amendment to the Key Employee Long-Term Incentive Stock Plan effective as of January 28, 1997 (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 3, 1999).

    10.14 Senior Officer Retirement Agreement for James P. Rowan (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 2, 2000).

    10.15 Fourth Amendment dated April 1, 1999 to Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Lepercq Corporate Income Fund L.P., as successor-in-interest to PGA Professional Center, LTD.

    10.16  Designated Executive Officer Bonus Plan for Fiscal 2000.

    10.17  Senior Management Bonus Plan for Fiscal 2000.

    13.0 Annual Report to Shareholders for the year ended December 31, 2000, beginning with page 25 (to be deemed filed only to the extent required by the instructions to exhibits for reports on this Form 10-K).

    21.1   Subsidiaries of The Wackenhut Corporation.*

    23.1   Consent of Arthur Andersen LLP.*

    24.1   Powers of Attorney.

     *Filed herewith.

 (b). Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE WACKENHUT CORPORATION

                               By: /s/ Philip L. Maslowe    Date: March 21, 2001
                                  ----------------------
                                     Philip L. Maslowe
                               EXECUTIVE VICE PRESIDENT AND
                          CHIEF FINANCIAL OFFICER AND TREASURER

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

                  SIGNATURE                                       TITLE                                  DATE
                  ---------                                       -----                                  ----
          /s/ Richard R. Wackenhut *     Vice Chairman of the Board, President and Chief               March 6, 2001
      -----------------------------------Executive Officer (principal executive officer)
             Richard R. Wackenhut

            /s/ Philip L. Maslowe        Executive Vice President and Chief Financial Officer          March 21, 2001
      -----------------------------------and Treasurer
              Philip L. Maslowe

              /s/ Juan D. Miyar          Vice President and Corporate Controller                       March 21, 2001
      -----------------------------------(principal accounting officer)
                Juan D. Miyar

           /s/ Alan B. Bernstein *       Director                                                      March 6, 2001
      -----------------------------------
              Alan B. Bernstein

         /s/ Julius W. Becton, Jr. *     Director                                                      March 6, 2001
      -----------------------------------
            Julius W. Becton, Jr.

          /s/ Carroll A. Campbell *      Director                                                      March 6, 2001
      -----------------------------------
             Carroll A. Campbell

         /s/ Benjamin R. Civiletti *     Director                                                      March 6, 2001
      -----------------------------------
            Benjamin R. Civiletti

            /s/ Anne N. Foreman *        Director                                                      March 6, 2001
      -----------------------------------
               Anne N. Foreman

        /s/ Edward L. Hennessy, Jr. *    Director                                                      March 6, 2001
      -----------------------------------
           Edward L. Hennessy, Jr.

             /s/ Paul X. Kelley *        Director                                                      March 6, 2001
      -----------------------------------
                Paul X. Kelley

          /s/ Nancy Clark Reynolds *     Director                                                      March 6, 2001
      -----------------------------------
             Nancy Clark Reynolds

             /s/ John F. Ruffle*         Director                                                      March 6, 2001
      -----------------------------------
                John F. Ruffle

                                         Director
      -----------------------------------
              Thomas P. Stafford


                  SIGNATURE                                       TITLE                                  DATE
                  ---------                                       -----                                  ----
        /s/ George R. Wackenhut *        Director                                                    March 6, 2001
      -----------------------------------
             George R. Wackenhut

          /s/ Richard R. Wackenhut *     Director                                                    March 6, 2001
      -----------------------------------
             Richard R. Wackenhut

             */s/ James P. Rowan         Executive Vice President, General Counsel and               March 6, 2001
      -----------------------------------Assistant Secretary
                James P. Rowan
               Attorney-in-fact

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Wackenhut Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Wackenhut Corporation's 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2001. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in Item 14(a)2 of the Wackenhut Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
    February 8, 2001.

                                   SCHEDULE II

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 JANUARY 2, 2000 AND JANUARY 3, 1999

                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO    CHARGED     DEDUCTIONS,  BALANCE AT
                                                   BEGINNING     COST AND     TO OTHER      ACTUAL       END OF
DESCRIPTION                                        OF PERIOD     EXPENSES     ACCOUNTS    CHARGE-OFFS    PERIOD
-----------                                       ----------    ----------    --------    -----------   ---------
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts..................   $  5,202        3,238          200       (3,797)     $ 4,843

YEAR ENDED JANUARY 2, 2000:
Allowance for doubtful accounts..................   $  4,699          257        1,631       (1,385)     $ 5,202

YEAR ENDED JANUARY 3, 1999:
Allowance for doubtful accounts..................   $  2,713        3,079          515       (1,608)     $ 4,699

FINANCIAL REVIEW






The Wackenhut Corporation and Subsidiaries

Market for the Company's Common Equity and Related Stockholder Matters

The ensuing table shows the high and low prices for the Company's series A [NYSE: WAK] and B [NYSE: WAKB] common stock, as reported on the New York Stock Exchange, for each quarterly period during fiscal 2000 and 1999. Holders of series A, the voting stock, have control over all aspects of the operations of the Company. Holders of series B only have voting rights in connection with a transaction affecting the essence of their shareholder rights. In all other respects, series B shareholders have the same rights as series A shareholders. The approximate number of record holders of series A and B common stock as of February 8, 2001, was 555 and 585, respectively.

During the 2000 fiscal year, the Company's publicly owned, separately traded subsidiary, Wackenhut Corrections Corporation [NYSE: WHC], purchased 500,000 shares of its common stock at an average price of $9.87.


---------------------------------------------------------------------------------------------------------------------------------
                                           Fiscal 2000                                           Fiscal 1999
---------------------------------------------------------------------------------------------------------------------------------
                               Series A                   Series B                   Series A                  Series B
---------------------------------------------------------------------------------------------------------------------------------
                           High          Low         High          Low          High          Low         High          Low
First                    $ 15.5625     $ 12.8750    $  11.2500   $ 8.6250     $ 26.0000    $  21.0000  $   21.6875  $  6.6875
Second                     14.5000       12.5000       10.0000     7.7500       29.7500       20.0000      24.0000    14.7500
Third                      15.2500       12.7500       10.3750     7.9375       29.0000       19.5000      23.5000    14.5625
Fourth                     14.6250       11.4375        8.7500     6.6250       20.0000       12.3750      15.0000     8.2500
---------------------------------------------------------------------------------------------------------------------------------

Forward-Looking Statements

The management's discussion and analysis of financial condition and results of operations, corporate profile, letter to shareholders, corporate diversity, and the February 9, 2001 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the corporation operates. These sections of the annual report also include beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include increasing price and product/service competition by domestic and foreign competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the corporation's future business; and other factors discussed in the Company's filings with the Securities and Exchange Commission. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other future factors. The Company does not assume any obligation to update any such forward-looking statements.

The Wackenhut Corporation and Subsidiaries
Selected Financial Data
(in millions except per share data)

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FISCAL YEAR ENDED:                                                                              2000          1999
-----------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Revenues                                                                                    $   2,505.1     $  2,152.3
Operating income [a]                                                                               34.9           37.9
Income before income taxes [a]                                                                     33.3           39.9
Income before extraordinary charge and cumulative effect of accounting change [a]                  17.6           19.6
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change [b]                                                         (0.8)
                                                                                            ---------------------------
Net income                                                                                  $      16.8     $     19.6
-----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - BASIC: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]           $      1.17     $     1.31
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change  [b]                                                       (0.05)
                                                                                            ---------------------------
Earnings per share - Basic                                                                  $      1.12     $     1.31
-----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - ASSUMING DILUTION: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]           $      1.15     $     1.28
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change [b]                                                        (0.05)
                                                                                            ---------------------------
Earnings per share - Assuming Dilution                                                      $      1.10     $     1.28
-----------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER SHARE OF COMMON STOCK: [c]
Total Dividends                                                                             $      none     $      .08
-----------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION:
Working capital                                                                             $     130.6     $    124.0
Total assets                                                                                      570.3          521.0
Total debt [d]                                                                                     16.5           21.2
Shareholders' equity                                                                              177.8          163.9
-----------------------------------------------------------------------------------------------------------------------

(a) Fiscal year 2000 includes an operating charge of $3.8 million before income taxes ($1.3 million after income taxes and minority interest expense) or $0.09 per share related to the deactivation of the Jena Juvenile Justice Center, see note 9 to the consolidated financial statements. Fiscal year 1997 includes a one-time pre-tax charge of $18.3 million before income taxes ($11.3 million after income taxes) or $0.76 per share.

(b)      See Note 2 to the consolidated financial statements.

(c) Restated to reflect a 25% stock dividend declared during fiscal 1995 and 1994 and to reflect a 100% stock dividend, effected in the form of a stock split, declared during fiscal 1992. After the first quarter of fiscal 1999, dividends were discontinued to optimize growth opportunities.

(d) Includes current portion of long-term debt, notes payable and long-term debt.

* 53 weeks.

    1998*             1997             1996             1995            1994             1993            1992*           1991
-----------------------------------------------------------------------------------------------------------------------------------
$ 1,755.1          $  1,126.8       $    906.0       $    797.0      $    727.0       $   659.0        $    615.0      $   570.0
     32.4                 3.3             16.3             15.8             6.6             4.5               3.4           13.9
     34.6                 6.0             17.9             13.7             3.0             3.4               1.6           11.9
     15.9                 0.1              9.1              7.3             2.3             3.6               1.1            7.7
                                                                           (0.9)           (1.4)
     (6.6)                                                                                                    7.4
-----------------------------------------------------------------------------------------------------------------------------------
$     9.3          $      0.1       $      9.1       $      7.3      $      1.4       $     2.2        $      8.5      $     7.7
-----------------------------------------------------------------------------------------------------------------------------------

$    1.07          $      .01       $      .66       $      .60      $      .19       $     .30        $      .09      $     .64
                                                                           (.08)           (.12)
     (.44)                                                                                                    .61
-----------------------------------------------------------------------------------------------------------------------------------
$     .63          $      .01       $      .66       $      .60      $      .11       $     .18        $      .70      $     .64
-----------------------------------------------------------------------------------------------------------------------------------

$    1.03          $     (.01)      $      .65       $      .60      $      .19       $     .30        $      .09      $     .64
                                                                           (.08)           (.12)
     (.44)                                                                                                    .61
-----------------------------------------------------------------------------------------------------------------------------------
$     .59          $     (.01)      $      .65       $      .60      $      .11       $     .18        $      .70      $     .64
-----------------------------------------------------------------------------------------------------------------------------------

$     .30          $      .26       $      .26       $      .24      $      .23       $     .23        $      .20      $     .19
-----------------------------------------------------------------------------------------------------------------------------------

$    98.2          $    116.8       $    148.1       $     51.9      $     75.6       $    56.2        $     56.9      $    48.6
    445.0               404.4            323.9            197.9           212.8           211.3             192.2          172.1
      7.8                15.8              5.9              6.5            42.8            67.9              64.0           47.7
    149.2               146.8            148.2             62.9            57.5            47.4              47.6           42.8
-----------------------------------------------------------------------------------------------------------------------------------

The Wackenhut Corporation and Subsidiaries
Management's Discussion and
Analysis of Financial Condition
and Results of Operations
(Tabular information in millions)


Overview

The Wackenhut Corporation, a Florida corporation, and subsidiaries (the "Company") is a major provider of global business services including providing security-related and other support services to business and government, developing and managing privatized correctional, detention and public sector mental health services facilities through Correctional Services or WHC, a 57% owned public subsidiary, and providing employee leasing and temporary staffing. Global Security Services includes security operations, facility management and fire and emergency medical services. WHC designs, constructs, finances and manages correctional, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. The Company's flexible staffing business includes worksite employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services.

Fiscal year 2000 revenues of $2.5 billion when compared to fiscal year 1999 revenues of $2.2 billion grew 16 percent. Growth occurred in all three of the Company's service businesses - Security Services, Correction Services and Flexible Staffing Services.

Comparing this year's Security Services' revenues with the prior year's revenues results in a 12 percent growth rate attributable to several new government and commercial contracts. In the fourth quarter 2000, the Company agreed to sell certain assets of its food service division, part of Security Services, with fiscal year 2000 revenues of approximately $69 million, and completed this sale in the first quarter 2001.

In 2000 Correctional Services' revenues increased by 22 percent through the addition of revenue producing beds and two construction projects. Although domestic beds are estimated to increase in fiscal 2001, an anticipated decrease in construction revenues and Australian immigration activity is expected to reduce fiscal 2001 revenues slightly below the same level achieved in 2000. At present, the backlog of additional beds expected to be contracted by government agencies worldwide over approximately the next 18 months is 16,000.

The Company's Flexible Staffing services business had a 19 percent growth rate during the 2000 fiscal year. Because of the restructuring of a large temporary staffing account, growth rates for fiscal year 2001 are expected to be lower than the preceding year. Flexible Staffing services continues to grow by expanding and developing existing offices.

Improved profitability and margins in Security Services was more than offset by Correctional Services' decreased earnings in 2000. WHC's earnings were adversely affected by the recognition of an operating charge related to the deactivation of the Jena facility, additional expenses related to the operations at six facilities, and an increase in insurance expense.

The Company's Chilean affiliate reported a loss over last year due to increased borrowing levels and further expansion in diversified businesses. Management has developed and implemented strategies to restructure its Chilean affiliate to improve operating performance. Correctional Services has put measures in place to improve its profitability. There can be no assurances that these strategies will be successful. Management continually monitors the operations of its subsidiaries and affiliates. If conditions were to arise that indicate an impairment of one of these investments, this could have an adverse impact on the Company's results of operations.

During the fourth quarter of 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 (SAB No. 101) - Revenue Recognition. Government contract award fees, previously accrued for based on the Company's performance and long-term historical experience of being awarded such fees, are now only recognized when formally awarded. SAB No. 101 applied retroactively for recognition of such award fees to the first quarter 2000, resulted in a decrease in 2000 of net income of $0.8 million. On a diluted basis, the cumulative effect of the change was $0.05 per share. On a basic and diluted basis for 1999 and 1998, the pro forma effect of the adoption of SAB No. 101 was $0.02 per share less than that reported for each of these years.

Liquidity and Capital Resources

The Company's principal sources of liquidity are from operations and borrowings under its credit facilities. Cash and cash equivalents totaled $60.8 million at December 31, 2000, compared to $67 million at January 2, 2000. Of this $60.8 million, $17.6 million collateralizes certain obligations of the Company's captive insurance subsidiary. In addition, cash and cash equivalents of WHC, which totaled $33.8 million at December 31, 2000, is generally not available to the Company in any form, including dividends or loans.

The total amount available to the Company from its revolving credit and securitization facilities is $187.5 million. On November 13, 2000, the Company entered into a new three year credit facility increasing the Company's borrowing capacity from $95 million to $112.5 million. On January 26, 2001, the Company amended and restated its agreement to sell, on an ongoing basis, eligible receivables up to a maximum of $75 million. This agreement is subject to renewal on an annual basis. Additionally, at December 31, 2000, WHC had a $30 million multi-currency revolving credit facility, which includes $5 million for the issuance of letters of credit and twelve letters of guarantee totaling $13.3 million under separate international facilities. WHC also has a $220 million operating lease facility to acquire and develop new correctional facilities used in its business. At December 31, 2000, $142.7 million of this operating lease facility was utilized for properties in operation or under development.

At December 31, 2000, the Company had borrowings of $0.5 million and $44.6 million of outstanding letters of credit against its revolving bank facility. The unused portion of the revolving line of credit was $67.4 million. Some of the Company's outstanding letters of credit are in support of international operations including support of the affiliate in Chile of $20 million. If adverse conditions were to arise at the Company's international operations, there could be an adverse impact on the Company's cash position. Under the accounts receivable securitization agreement, $67.5 million was outstanding at the end of fiscal 2000. Under the terms of the securitization facility, the Company retains substantially the same risk of credit loss as if receivables had not been sold under this facility. At December 31, 2000, $10 million was outstanding under WHC's revolving credit facility and six letters of credit were outstanding in an aggregate amount of $2.8 million.

On January 7, 2000, WHC exercised its right to acquire the 276-bed Jena Juvenile Justice Center (the "Facility") in Jena, Louisiana from the trust of WHC's operating lease facility and, simultaneously sold it to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust. This Facility is being leased back to WHC under a 10 year noncancelable operating lease. On May 17, 2000, the Louisiana Department of Public Safety and Corrections removed all inmates from the Facility and WHC terminated the employment of the Facility staff. The cooperative agreement for such Facility was terminated June 30, 2000. WHC has recorded an operating charge of $3.8 million ($2.3 million after tax, or on a WHC diluted basis, $0.11 per share), that represents the losses expected to be incurred on the lease. WHC's management estimates that the Facility will remain inactive through the end of 2001. After taxes and minority interest expense, this charge reduced the Company's diluted earnings per share by $0.09. WHC is continuing its efforts to sublease or find an alternative use for the Facility. If WHC is unable to sublease or find an alternative use for the Facility, there could be an adverse impact on WHC's and the Company's financial positions and future results of operations.

WHC's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to meet certain financial covenants included in the $220 million operating lease facility and $30 million revolving credit facility. A substantial decline in WHC's financial performance as a result of an increase in operational expenses relative to revenue could negatively impact WHC's ability to meet these covenants, and could therefore limit WHC's access to capital. With the completion of the remaining properties under development, WHC will have consumed its available capacity under the operating lease facility. WHC is exploring other financing alternatives for future project development such as the sale of facilities to government entities, the third-party sale and leaseback of facilities, and the issuance of taxable or nontaxable bonds by local government entities.

Current cash requirements consist of amounts needed for capital expenditures, increased working capital needs resulting from corporate growth and business expansion, payment of liabilities incurred in the operation of the Company's business, the renovation or construction of correctional facilities by WHC, and possible acquisitions. The Company continues to expand its domestic and international businesses and to pursue major contracts, some of which may require substantial initial cash outlays, which are partially or fully recoverable over the original term of the contract. As a result of the Company's ongoing efforts to restructure its Chilean affiliate, additional cash commitments may become necessary.

Management believes that cash on hand, cash provided by operating activities and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the Company's business through 2001. Management will continue to review its capital/financial planning alternatives to ensure long-term financial capital access and availability. Proceeds from the sale of the Company's food services division will be used for general corporate purposes.

Inflation

Management believes that inflation has not had a material effect on the Company's results of operations during the past three fiscal years. Some of the Company's contracts include provisions for inflationary indexing. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. Since personnel costs represent the Company's largest expense, this could have a substantial adverse effect on the Company's results of operations in the future to the extent that wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services.

Market Risk

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities and international investments. In addition, WHC is exposed to market risks arising from changes in interest rates with respect to its $220.0 million operating lease facility and the $30.0 million revolving credit facility. Based on the Company's interest rate and foreign exchange rate position at December 31, 2000, a hypothetical 100 basis point change in market interest rate or a 10% change in the historical currency rates would not have a material effect on the Company's financial position or results of operations over the next fiscal year.

Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

The table on page 30 summarizes results of operations for the Company's three business segments by organizational group.

Fiscal 2000 compared with Fiscal 1999

Revenues

Fiscal 2000 consolidated revenues increased $352.8 million, or 16.4%, over fiscal 1999 due to increases in all business groups. The Company's growth in security services and in the staff leasing/temporary services were the largest contributors to the increase over fiscal 1999. Correctional Services also showed solid growth.

Global Security Services

Fiscal 2000 Global Security Services' revenues increased $127.2 million, or 12.2%, to $1,168.2 million from $1,041.0 million in fiscal 1999. North American market revenues increased $109.0 million, or 12.2%, to $1,001.3 million in fiscal 2000 from $892.3 million in fiscal 1999. Within the North American market, revenues from commercial accounts represented approximately 60% of total revenues of the group in fiscal 2000 versus 62% in fiscal 1999, and revenues from government/regulated industries represented the other portion. Commercial account revenues increased approximately 8% in fiscal 2000 over fiscal 1999, primarily due to a combination of higher billing rates and increases in billable hours as the Company continued to expand its base of national accounts and Custom Protection Officer(R) ("CPO") clients. Revenues of government and regulated industries increased 28% in fiscal 2000 over fiscal 1999, principally due to a new contract at the U.S. Department of Energy's Oak Ridge facility with revenues of approximately $50 million and several new security contracts in the nuclear industry. International market revenues increased $18.2 million, or 12.2%, to $166.9 million in fiscal 2000 from $148.7 million in fiscal 1999, primarily due to growth in the United Kingdom. Revenues in Latin America, principally in Peru, Guatemala, Costa Rica and Paraguay continued to increase mainly through expansion of the security-related business, diversification of services, and expansion of the client base of multi-national companies.

Correctional Services Business

Fiscal 2000 Correctional Services' revenues increased $97.1 million, or 22.1%, to $535.6 million in fiscal 2000 from $438.5 million in fiscal 1999. Of the increase in revenues in 2000 compared with 1999, $68.7 million is attributable to increased compensated resident days resulting from the opening of two new facilities in 2000 and increased compensated resident days at six facilities, $27.8 million is due to project revenues for the development of a hospital and a prison, and the balance represents facilities open during all of both periods.

WHC expects to open two facilities in the first quarter 2001. When opening a new facility, WHC incurs significant costs for payroll and training of new personnel. However, WHC does not receive occupants until the contracting agency has certified the facility as being complete and ready for use. WHC believes it will meet all the necessary requirements and intake inmates in accordance with its planned schedule. However, there can be no assurances that the contracting agency will certify the facility and as a result that the facility will open as scheduled. Any delays in opening could significantly impact the Company's first quarter 2001 results of operations. Average facility occupancy in domestic facilities remained constant at 97.4% of capacity for 2000 and 1999. Average facility occupancy in Australian facilities increased to 99.1% of capacity in 2000 compared to 96.6% in 1999. Total compensated resident days increased to
10.6 million in fiscal 2000 from 9.6 million in fiscal 1999.

Flexible Staffing Services Business

Flexible Staffing Services' revenues increased $128.5 million, or 19.1%, to $801.3 million in fiscal 2000 from $672.8 million in fiscal 1999 and is attributable to internal growth. Worksite employees grew to 35,900 at the end of 2000 from 29,500 at the end of 1999. Temporary staffing hours were approximately
3.6 million in 2000 compared to 3.3 million in 1999.

Operating Income

Fiscal 2000 consolidated operating income was $34.9 million versus $37.9 million in fiscal 1999. The operating margin for fiscal 2000 decreased to 1.4% from 1.8% in 1999. This decrease is primarily related to WHC due to: [1] a $3.8 million operating charge related to the deactivation of the Jena, Louisiana facility, [2] additional expenses related to operations at six facilities, and [3] an increase in insurance expense. Although WHC has put strategies in place to improve profitability, there can be no assurances these strategies will be successful. This decrease in operating margin was partially offset by improved profitability and margins in Security Services.

Global Security Services

Fiscal 2000 Security Services' business operating income of $33.4 million increased $5.7 million, or 20.6%, from $27.7 million in fiscal 1999. Margins increased to 2.9% in 2000 from 2.7% in 1999.

Fiscal 2000 operating income of $30.1 million in the North American market increased $5.4 million, or 21.9%, from $24.7 million in fiscal 1999. This increase can be attributed mainly to increased revenue growth from commercial and government-regulated security services net of decreased profits in food services. North American market operating income as a percentage of revenues increased 20 basis points in fiscal 2000 compared to fiscal 1999 due to an increase in billing rates.

Security Services fiscal 2000 operating income in the international market increased $0.3 million, or 10.0%, to $3.3 million from $3.0 million in 1999 with operating margins remaining the same at 2.0%. Improved operations of subsidiaries in the United Kingdom and Africa contributed to this improvement.

Correctional Services Business

Fiscal 2000 operating income from Correctional Services decreased $7.1 million, or 27.4%, to $18.9 million from $26.0 million in fiscal 1999. This decrease is due to WHC reporting a third quarter operating charge of $3.8 million related to the deactivation of the Jena, Louisiana facility. WHC estimates this facility will remain inactive through the end of 2001. There were also additional expenses related to the operations at six facilities in the United States. WHC has developed strategies to improve

                                              2000                        1999                       1998*
                                   -----------------------------------------------------------------------------------
                                        $             %             $             %             $             %
                                   ------------- ------------- ------------- ------------- ------------- -------------
REVENUES (a)
  GLOBAL SECURITY SERVICES          $  1,168.2         46.6      $1,041.0          48.3      $   947.2         54.0
  CORRECTIONAL SERVICES                  535.6         21.4         438.5          20.4          312.8         17.8
  FLEXIBLE STAFFING SERVICES             801.3         32.0         672.8          31.3          495.1         28.2
                                   -----------------------------------------------------------------------------------
CONSOLIDATED REVENUES               $  2,505.1        100.0      $2,152.3         100.0      $ 1,755.1        100.0
                                   -----------------------------------------------------------------------------------

OPERATING INCOME (b)
  GLOBAL SECURITY SERVICES          $     33.4          2.9      $   27.7           2.7      $    24.2          2.6
  CORRECTIONAL SERVICES                   18.9          3.5          26.0           5.9           22.5          7.2
  FLEXIBLE STAFFING SERVICES               3.7          0.5           3.5           0.5            2.7          0.5

UNALLOCATED CORPORATE EXPENSE           ( 21.1)       ( 0.8)       ( 19.3)         (0.9)         (17.0)        (1.0)
                                   -------------               -------------               -------------
CONSOLIDATED OPERATING INCOME       $     34.9          1.4      $   37.9           1.8      $    32.4          1.8
                                   -------------               -------------               -------------

----------------------------------------------------------------------------------------------------------------------

(a)      Represents percent of total revenues.

(b)      Represents percent of respective business related revenues.

 * 53 weeks
the operational performance of these facilities, however, there can be no assurances that these strategies will be successful.

Additionally, WHC has informed a state board of corrections that it would not consider a third extension of its management contract for two correctional facilities, both owned by the state, under the contracts' current terms and conditions which expire on June 30, 2001. WHC does not expect the expiration of the current management contracts to have any material impact on the Company's financial guidance for fiscal 2001. However, there can be no assurance that WHC will be able to exit these facilities without negative financial impact.

In addition, there has been an increase in insurance expense. WHC continues to incur additional insurance expense which could have an adverse impact on WHC's and the Company's future financial results of operations. Although WHC is developing a strategy to improve the management of loss claims incurred, there can be no assurances that this strategy will be successful.

Additional payroll costs were incurred related to unanticipated wage increases due to tight labor markets in 2000. WHC also experienced increased medical costs for offsite hospitalizations and treatment of serious illnesses of certain residents, which were beyond the treatment capabilities of WHC's facilities. Operating margin as a percentage of revenues was 3.5% in fiscal 2000, compared to 5.9% in fiscal 1999.

Flexible Staffing Services Business

Flexible Staffing Services' operating income of $3.7 million increased $0.2 million, or 5.7%, from $3.5 million in fiscal 1999. The operating income of the Flexible Staffing Services as a percentage of total Flexible Staffing revenues was 0.5% for fiscal 2000 and fiscal 1999.

Corporate Expenses

Unallocated corporate general and administrative expenses increased to $21.1 million from $19.3 million in 1999. As a percentage of consolidated revenues, unallocated corporate general and administrative expenses did not significantly change.

EBITDA

Fiscal 2000 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization was $60.8 million. Fiscal 1999 EBIDTA was also $60.8 million.

Other Income (Expense)

Interest and investment income decreased $2.1 million (29.2%) in fiscal 2000 over fiscal 1999 primarily due to WHC recognizing $2.0 million more in gains from the sale of its loans to overseas affiliates in 1999. Interest expense increased $1.5 million to $6.7 million in fiscal 2000 from $5.2 million in 1999. The increase in interest expense is primarily attributable to increases in the average outstanding balances for securitized accounts receivable and the revolving credit facility.

Minority Interest

Minority interest (net of income taxes) decreased to $8.2 million in fiscal 2000 from $10.9 million in fiscal 1999, reflecting principally the decrease of $2.5 million in minority interest pertaining to decreased earnings of WHC.

Equity in Income of Affiliates

Equity in income of affiliates (net of income taxes) decreased $0.7 million, or 9.9%, to $5.8 million in fiscal 2000 from $6.5 million in fiscal 1999. Equity income of the Chilean affiliate decreased by $1.8 million after tax due to a decrease in operating income and an increase in interest expense. Management has developed strategies to restructure its Chilean affiliate and to improve operating performance; however, there can be no assurances that these strategies will be successful. This decrease is partially offset by improved performance of WHC's U.K. affiliate due to the expansion of services and a full year of operations at H.M. Prison Kilmarnock which opened in March 1999, the Hassockfield Secure Training Centre in Medomsley England, which opened in September 1999, and H.M. Prison & Youth Offender Institution Ashfield in Pucklechurch, England, which opened in November 1999.

Income Before Cumulative Effect of Change in Accounting Principle

Income before cumulative effect of change in accounting principle decreased $2.0 million to $17.6 million in fiscal 2000, compared to $19.6 million in fiscal 1999. Diluted earnings per share before the cumulative effect of change in accounting principle was $1.15 in fiscal 2000, compared to $1.28 in fiscal 1999.

Cumulative Effect of Change in Accounting Principle

In fiscal 2000, the Company adopted SAB No. 101. The adoption of SAB No. 101 resulted in a one-time charge in 2000 of $0.8 million, net of income taxes.

Net Income

Net income was $16.8 million for fiscal 2000, or $1.12 basic earnings per share, as compared to $19.6 million, or $1.31 per share for fiscal 1999. Earnings per share on a diluted basis was $1.10 in fiscal 2000 compared to $1.28 for fiscal 1999. Goodwill amortization, after tax, amounted to $1.5 million for fiscal 2000. Excluding goodwill amortization, after tax, basic and diluted earnings per share would have been $0.09 and $0.10 more, respectively.

Fiscal 1999 compared with Fiscal 1998

Revenues

Fiscal 1999 consolidated revenues increased $397.2 million, or 23%, over fiscal 1998 due to increases in all business groups. The Company's growth in the staff leasing/temporary services and the correctional business were the largest contributors to the increase over fiscal 1998. Security services also showed solid growth.

Global Security Services Business

Fiscal 1999 Global Security Services' revenues increased $93.8 million, or 10%, to $1,041.0 million from $947.2 million in fiscal 1998. North American market revenues increased $82.3 million, or 10%, to $892.3 million in fiscal 1999 from $810.0 million in fiscal 1998. Within the North American market, revenues from commercial accounts represented approximately 62% of total revenues of the group in fiscal 1999 versus 60% in fiscal 1998, and revenues from government/regulated industries represented the other portion. Commercial account revenues increased approximately 15% in fiscal 1999 over fiscal 1998, primarily due to a combination of higher billing rates and increases in billable hours as the Company continued to expand its base of national accounts and Custom Protection Officer(R) ("CPO") clients. Revenues of government and regulated industries increased 3% in fiscal 1999 over fiscal 1998. International market revenues increased $11.5 million, or 8%, to $148.7 million in fiscal 1999 from $137.2 million in fiscal 1998. Revenues in Latin America, principally in Venezuela, Guatemala, Peru, Uruguay and Costa Rica continued to increase mainly through expansion of the security-related business, diversification of services, and expansion of the client base of multi-national companies. In addition, a Mexican subsidiary, previously an affiliate, had revenues in 1999 of $4.3 million.

Correctional Services Business

Fiscal 1999 Correctional Services' revenues increased $125.7 million, or 40%, to $438.5 million in fiscal 1999 from $312.8 million in fiscal 1998. Of the increase in revenues in 1999 compared with 1998, $110.6 million is attributable to increased compensated resident days resulting from the opening of six new facilities in 1999 and increased compensated resident days at ten facilities that opened in 1998, $8.9 million is due to project revenues for the development of a hospital, and the balance represents facilities open during all of both periods. Average facility occupancy in domestic facilities increased slightly to 97.4% of capacity in 1999 compared to 95.4% in 1998. Average facility occupancy in Australian facilities decreased slightly to 96.6% of capacity in 1999 compared to 98.2% in 1998. Total compensated resident days increased to 9.6 million in fiscal 1999 from 7.7 million in fiscal 1998.

Flexible Staffing Services Business

The significant growth in the Flexible Staffing Services business has resulted from both internal growth and acquisitions. Flexible Staffing Services' 1999 revenues of $672.8 million reflect the acquisition, in November 1998, of Sharp and Advantage Temporary Staffing Companies and were 36% above last year's revenues of $495.1 million. Worksite employees grew to 29,500 at the end of 1999 from 25,000 at the end of 1998. Including Sharp and Advantage, temporary staffing hours were approximately 3.3 million in 1999 compared to 2.2 million in 1998.

Operating Income

Fiscal 1999 consolidated operating income was $37.9 million versus $32.4 million in fiscal 1998. The operating margin for fiscal 1999 remained flat at 1.8%. Although Security Services' operating margin improved, this improvement was offset by a decline in WHC's operating margin and an increase in information technology costs related to the roll-out of new enterprise-wide systems. WHC's decline was due to the following factors: [1] lease payments to CPV for a full year in 1999, [2] an increase in expenses related to the construction of the South Florida State Hospital, and [3] additional expenses related to operations at seven facilities.

Global Security Services Business

Fiscal 1999 Security Services business operating income of $27.7 million increased $3.5 million, or 14%, from $24.2 million in fiscal 1998. In the North American market fiscal 1999 operating income of $24.7 million increased $2.5 million, or 11%, from $22.2 million in fiscal 1998. This increase can be attributed mainly to increased revenue growth from commercial and government-regulated security services net of decreased profit margins in food services. These increases were offset by increases in administrative and corporate costs. The increase in administrative and corporate expenses as compared to fiscal 1998 was due to increases in information technology costs as the Company continued to roll out new enterprise wide systems. Despite the higher costs associated with information technology, the North American market operating income as a percentage of revenues increased slightly in fiscal 1999 compared to fiscal 1998. The 1999 operating income in the international market increased $1.0 million, or 50%, to $3.0 million from $2.0 million in 1998 with operating margins improving to 2.0% in 1999 versus 1.5% in 1998. Improved operations of subsidiaries in Africa and Europe and growth in the security business contributed to this improvement.

Correctional Services Business

Fiscal 1999 operating income from Correctional Services increased $3.5 million, or 16%, to $26.0 million from $22.5 million in fiscal 1998. The increase is due principally to the increased profits from the six new facilities opened in fiscal 1999 and ten facilities opened in 1998. Operating margin as a percentage of revenues was 5.9% in fiscal 1999, compared to 7.2% in fiscal 1998. The decrease in operating margin was due partially to lease payments to CPV of $20.6 million offset by the amortization of deferred revenues of $1.7 million and expenses related to the development of the South Florida State Hospital. Additional expenses were also incurred related to operations at seven facilities in the United States.

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

EBITDA

Fiscal 1999 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization of $60.8 million increased $10.9 million, or 22%, from $49.9 million in fiscal 1998. As a percentage of revenues, EBITDA remained flat at 2.8%.

Other Income (Expense)

Interest and investment income increased $2.2 million (44%) in fiscal 1999 over fiscal 1998 primarily due to WHC recognizing a gain of $2.6 million from the sale of approximately one-half of its loans to overseas affiliates. This increase was more than offset by an increase in interest expense of $2.4 million to $5.2 million in fiscal 1999 from $2.8 million in 1998. The increase in interest expense is primarily attributable to increases in the average outstanding balances for securitized accounts receivable and the revolving credit facility.

Minority Interest

Minority interest (net of income taxes) increased to $10.9 million in fiscal 1999 from $8.5 million in fiscal 1998, reflecting principally the increase of $2.0 million in minority interest pertaining to increased earnings of WHC. Minority interest in international subsidiaries increased $0.4 million in fiscal 1999 over fiscal 1998.

Equity in Income of Affiliates

Equity in income of foreign affiliates (net of income taxes) increased $3.0 million, or 86%, to $6.5 million in fiscal 1999 from $3.5 million in fiscal 1998. This increase relates to the Space Gateway joint venture in the North American Market and improved performances overseas, primarily in the U.K. due to the commencement of home monitoring contracts in January 1999, the opening of a prison in March 1999 and a juvenile detention center in September 1999.

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

The Wackenhut Corporation and Subsidiaries
Consolidated Statements of Income
 (in millions except per share data)

FISCAL YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000, and JANUARY 3, 1999

                                                                                  2000               1999               1998*
--------------------------------------------------------------------------- ------------------ ------------------ -----------------
REVENUES                                                                      $  2,505.1         $  2,152.3         $  1,755.1
                                                                            ------------------ ------------------ -----------------

OPERATING EXPENSES
     Payroll and related taxes                                                   1,950.4            1,688.5            1,359.5
     Other operating expenses                                                      493.9              403.0              345.7
     Depreciation and amortization                                                  25.9               22.9               17.5
                                                                            ------------------ ------------------ -----------------

OPERATING INCOME                                                                    34.9               37.9               32.4
                                                                            ------------------ ------------------ -----------------

OTHER INCOME (EXPENSE)
     Interest and investment income                                                  5.1                7.2                5.0
     Interest expense                                                               (6.7)              (5.2)              (2.8)
                                                                            ------------------ ------------------ -----------------


INCOME BEFORE INCOME TAXES                                                          33.3               39.9               34.6

INCOME TAXES                                                                       (13.3)             (15.9)             (13.7)

MINORITY INTEREST, NET OF INCOME TAXES OF $5.5, $7.2 AND $5.5                       (8.2)             (10.9)              (8.5)

EQUITY IN INCOME OF AFFILIATES, NET OF INCOME TAXES OF
     $3.9, $4.3 AND $2.3                                                             5.8                6.5                3.5
                                                                            ------------------ ------------------ -----------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   17.6               19.6               15.9

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET  (Note 2)                  (0.8)                -                (6.6)
                                                                            ------------------ ------------------ -----------------

NET INCOME                                                                    $     16.8         $     19.6         $      9.3
                                                                            ------------------ ------------------ -----------------

EARNINGS (LOSS) PER SHARE:
     Basic
         Income before cumulative effect of change in accounting principle    $     1.17         $     1.31         $     1.07
         Cumulative effect of change in accounting principle                       (0.05)                -               (0.44)
                                                                            ------------------ ------------------ -----------------
         Net income                                                           $     1.12         $     1.31         $     0.63
                                                                            ------------------ ------------------ -----------------
     Diluted
         Income before cumulative effect of change in accounting principle    $     1.15         $     1.28         $     1.03
         Cumulative effect of change in accounting principle                       (0.05)                -               (0.44)
                                                                            ------------------ ------------------ -----------------
         Net income                                                           $     1.10         $     1.28         $     0.59
                                                                            ------------------ ------------------ -----------------

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                           15.0               14.9               14.8
                                                                            ------------------ ------------------ -----------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                         15.1               15.1               15.1
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

* 53 weeks

The Wackenhut Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions except share data)

DECEMBER 31, 2000 and JANUARY 2, 2000

                                                                                                     2000               1999
---------------------------------------------------------------------------------------------- ------------------ -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                   $      60.8        $     67.0
     Accounts receivable, net                                                                          218.4             182.3
     Inventories                                                                                        11.5              14.7
     Deferred taxes, net                                                                                12.1              10.5
     Prepaid expenses                                                                                   10.6              12.5
     Other                                                                                              15.1              12.1
                                                                                               ------------------ -----------------
                                                                                                       328.5             299.1

MARKETABLE SECURITIES                                                                                   37.3              28.8

PROPERTY AND EQUIPMENT,                                                                                118.2              96.1
  Less:   accumulated depreciation and amortization                                                    (38.8)            (27.9)
                                                                                               ------------------ -----------------
                                                                                                        79.4              68.2

DEFERRED TAXES, net                                                                                      7.5               9.9

OTHER ASSETS
     Goodwill, net                                                                                      50.1              52.3
     Other intangibles, net                                                                             14.1              16.7
     Investment in and advances to affiliates                                                           44.9              37.3
     Other                                                                                               8.5               8.7
                                                                                               ------------------ -----------------
                                                                                                       117.6             115.0
                                                                                               ------------------ -----------------
                                                                                                 $     570.3        $    521.0
---------------------------------------------------------------------------------------------- ------------------ -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable and current portion of long-term debt                                         $       5.1        $      4.7
     Accounts payable                                                                                   36.9              36.5
     Accrued payroll and related taxes                                                                  90.3              77.1
     Accrued expenses                                                                                   65.6              56.8
                                                                                               ------------------ -----------------
                                                                                                       197.9             175.1

RESERVES FOR INSURANCE LOSSES                                                                           92.7              77.5

LONG-TERM DEBT                                                                                          11.4              16.5

DEFERRED REVENUE                                                                                        12.8              15.2

OTHER                                                                                                   19.6              17.4

COMMITMENTS AND CONTINGENCIES (notes 3, 9 and 17)

MINORITY INTEREST                                                                                       58.1              55.4

SHAREHOLDERS' EQUITY
     Preferred stock, 10 million shares authorized, none outstanding                                     -                 -
     Common stock, $.10 par value, 50 million shares authorized
        Series A, 3.9 million issued and outstanding                                                     0.4               0.4
        Series B, 11.1 million issued and outstanding                                                    1.1               1.1
     Additional paid-in capital                                                                        121.9             121.7
     Retained earnings                                                                                  67.8              51.0
     Accumulated other comprehensive loss                                                              (13.4)            (10.3)
                                                                                               ------------------ -----------------
                                                                                                       177.8             163.9
                                                                                               ------------------ -----------------
                                                                                                 $     570.3        $    521.0
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

The Wackenhut Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

FISCAL YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 and JANUARY 3, 1999

                                                                                    2000               1999               1998*
----------------------------------------------------------------------------- ------------------ ------------------ ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $     16.8         $     19.6         $      9.3
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Cumulative effect of accounting changes                                       0.8                -                  6.6
         Depreciation and amortization expense                                        25.9               22.9               17.5
         Deferred taxes                                                                0.8                1.1              (16.1)
         Provision for bad debts                                                       3.2                0.3                3.0
         Equity income, net of dividends received                                     (7.2)              (8.1)              (5.7)
         Minority interests in net income                                             13.7               18.1               14.0
         Tax benefit from exercise of stock options                                    -                  0.4                0.3
         Other                                                                        (1.5)               0.5               (0.7)
     Changes in operating assets and liabilities, net of acquisitions and divestitures -
       (Increase) Decrease in operating assets:
         Accounts receivable                                                         (38.4)             (31.2)             (50.6)
         Inventories                                                                  (4.7)              (8.2)             (11.0)
         Prepaid expenses                                                              1.9               (5.4)               2.0
         Other current assets                                                         (3.1)               0.1               (5.0)
         Other                                                                        (0.5)              (4.8)              (5.8)
        Increase (Decrease) in operating liabilities:
         Accounts payable and accrued expenses                                        14.8                5.1               13.5
         Accrued payroll and related taxes                                            13.2                7.2               17.6
         Reserve for insurance losses                                                 15.2               20.4                9.7
         Other                                                                        (0.2)              (0.7)               1.2
                                                                              ------------------ ------------------ ----------------
     Net Cash Provided By (Used In) Operating Activities                              50.7               37.3               (0.2)
                                                                              ------------------ ------------------ ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from sale of prison facilities to CPV (see note 10)                  -                 22.3               41.8
     Payments for acquisitions, net of cash acquired                                 (10.3)              (4.7)              (8.1)
     Net investment in and advances (to) from affiliates and  joint ventures           -                  7.4              (10.9)
     Capital expenditures                                                            (24.3)             (44.0)             (33.9)
     Sales of marketable securities                                                   14.3                6.2               17.4
     Purchases of marketable securities                                              (20.1)             (19.5)             (28.1)
     Non-current assets                                                                -                 (1.5)              (7.7)
                                                                              ------------------ ------------------ ----------------
     Net Cash Used In Investing Activities                                           (40.4)             (33.8)             (29.5)
                                                                              ------------------ ------------------ ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from exercise of stock options of subsidiary                         -                  0.2                1.8
     Net proceeds from exercise of stock options                                       -                  1.1                0.9
     Proceeds from issuance of debt                                                  369.3              315.0              294.5
     Payments on debt                                                               (374.0)            (301.6)            (305.7)
     Dividends paid                                                                    -                 (2.2)              (4.4)
     Net cash settlements from sales of accounts receivable                           (2.0)              16.5               53.0
     Shares repurchased and retired, including subsidiary's                           (4.9)              (8.0)             (10.8)
                                                                              ------------------ ------------------ ----------------
     Net Cash (Used In) Provided by Financing Activities                             (11.6)              21.0               29.3
                                                                              ------------------ ------------------ ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          (4.9)              (1.0)              (1.3)
                                                                              ------------------ ------------------ ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (6.2)              23.5               (1.7)
CASH AND CASH EQUIVALENTS,  beginning of year                                         67.0               43.5               45.2
                                                                              ------------------ ------------------ ----------------
CASH AND CASH EQUIVALENTS,  end of year                                         $     60.8         $     67.0         $     43.5
                                                                              ------------------ ------------------ ----------------

SUPPLEMENTAL DISCLOSURES:
     Cash paid during the year for  - interest                                  $      8.0         $      6.3         $      2.8
                                    - income taxes                                     8.6               12.6               18.4
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

* 53 weeks

The Wackenhut Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income (in millions except share data in thousands)

FISCAL YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000, and JANUARY 3, 1999


                                                       Common Stock
                                                      Par Value $.10
                                           -------------------------------------                                Unrealized
                                               Series A            Series B       Addi-                            Gain     Total
                                           ------------------  ----------------- tional              Foreign      (Loss)    Share-
                                            Number              Number           Paid-in  Retained   Currency       on      holders'
                                           of Shares  Amount  of Shares  Amount  Capital  Earnings  Translation Securities  Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1997                   3,855    $  0.4    10,998   $  1.1  $ 124.1  $  27.6    $  (6.4)     $  -      $146.8
Proceeds from the exercise of stock options                         79               0.9                                       0.9
Tax benefit related to employee stock options                                        0.3                                       0.3
Subsidiary's exercise of stock options                                               3.9                                       3.9
Subsidiary's shares repurchased                                                     (4.8)                                     (4.8)
Shares repurchased and retired                                    (109)             (1.9)                                     (1.9)
Dividends                                                                                    (4.4)                            (4.4)
Comprehensive income (loss):
    Net Income                                                                                9.3
    Foreign currency translation adjustments,
         net of income tax benefits of $0.6                                                             (0.9)
Total comprehensive income                                                                                                     8.4
                                           ---------------------------------------------------------------------------------------
BALANCE, JANUARY 3, 1999                     3,855       0.4    10,968      1.1    122.5     32.5       (7.3)                149.2
Proceeds from the exercise of stock options                        110               1.1                                       1.1
Tax benefit related to employee stock options                                        0.4                                       0.4
Issuance of Performance Shares                                      38               0.6                                       0.6
Subsidiary's exercise of stock options                                               1.7                                       1.7
Subsidiary's shares repurchased                                                     (4.5)                                     (4.5)
Shares repurchased and retired                                      (5)             (0.1)                                     (0.1)
Dividends                                                                                    (1.1)                            (1.1)
Comprehensive income (loss):
    Net Income                                                                               19.6
    Foreign currency translation adjustments,
        net of income tax benefits of $0.7                                                              (1.1)
     Unrealized loss on marketable securities,
        net of income tax benefits of $1.0                                                                         (1.9)
Total comprehensive income                                                                                                    16.6
                                           ---------------------------------------------------------------------------------------
BALANCE, JANUARY 2, 2000                     3,855       0.4    11,111      1.1    121.7     51.0       (8.4)      (1.9)     163.9
Equity increase from affiliate stock offering                                        0.9                                       0.9
Issuance of Performance Shares                                      33               0.5                                       0.5
Subsidiary's shares repurchased                                                     (1.2)                                     (1.2)
Comprehensive income (loss):
    Net Income                                                                               16.8
    Foreign currency translation adjustments,
        net of income tax benefits of $3.3                                                              (4.9)
     Unrealized gain on marketable securities,
        net of income taxes of $0.9                                                                                 1.8
Total comprehensive income                                                                                                    13.7
                                           ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                   3,855    $  0.4    11,144   $  1.1  $ 121.9  $  67.8    $ (13.3)     $(0.1)    $177.8
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

The Wackenhut Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(Tabular dollar information in millions except share and per share data)


For the Fiscal Years Ended December 31, 2000, January 2, 2000, and January 3,
1999

(1)      General

The Wackenhut Corporation (the "Company") is a major provider of global business services including providing security-related and other support services to business and government, developing and managing privatized correctional, detention and public sector mental health services facilities through Wackenhut Corrections Corporation ("WHC") a 57% owned public subsidiary, and providing worksite employees and temporary staffing.

(2)      Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal years 2000 and 1999 each included 52 weeks. Fiscal year 1998 included 53 weeks.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Partially owned equity affiliates are accounted for under the equity method. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation of fixed assets, amortization of intangibles, and contingencies. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, other receivables, notes payable, accounts payable and long-term debt approximates fair value. Accounts receivable are reported net of allowances of $4.8 million and $5.2 million at December 31, 2000 and January 2, 2000, respectively.

Marketable Securities

Marketable securities are classified as available-for-sale. Realized gains and losses from the sale of securities are based on specific identification of the security. Unrealized gains and losses on marketable securities are included in shareholders' equity as a component of accumulated other comprehensive income
(loss).

Cash and Cash Equivalents

The Company classifies as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less. Cash of the Company's captive insurance subsidiary collateralizes certain obligations. Cash and cash equivalents of WHC is generally not available to the Company in any form, including dividends or loans.

Inventories

Food, alarm systems and electronics inventories are carried at the lower of cost or market, on a first-in first-out basis. Uniform inventories are carried at amortized cost and are amortized over a period of eighteen months. A provision has been made to reduce obsolete or excess inventories to market.

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

Impairment of Long-lived Assets

Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition. The method used to determine the existence of an impairment would be undiscounted operating cash flows estimated over the remaining amortization period for the related long-lived assets. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

Goodwill and Other Intangibles

Goodwill represents the cost of an acquired enterprise in excess of the fair value of the net tangible and identifiable intangible assets acquired. Other intangibles include the fair market value of contracts purchased in acquisitions. Goodwill and contract values are amortized on a straight-line basis over 10 to 30 years.

Reserves for Insurance Losses

The Company's wholly owned casualty insurance subsidiary reinsures a portion of the Company's workers' compensation, general and automobile liability insurance. Incurred losses are recorded as reported. Provision is made to cover losses incurred but not reported. Loss reserves are computed based on actuarial studies and, in the opinion of management, are adequate.

Deferred Revenue

Deferred revenue primarily represents the unamortized net profit on the sale of properties by WHC to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust. WHC leases these properties back from CPV. Deferred revenue is being amortized over the lives of the leases and is recognized in income as a reduction of rental expense.

Foreign Currency Translation

The Company's foreign operations use the local currency as their functional currency. Assets and liabilities of the operations (except for countries with highly inflationary economies) are translated at the exchange rates in effect on the balance sheet date. Equity is translated using historical exchange rates. Income statement items (except for countries with highly inflationary economies) are translated at the average exchange rates for the reporting period. The impact of currency fluctuations on these transactions is included in shareholders' equity as a component of accumulated other comprehensive income
(loss) except for intercompany accounts which are included in gains (losses). The financial statements of subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of these local currencies into U.S. dollars creates translation adjustments which are included in the consolidated statements of income. Foreign exchange gains or (losses) were ($0.5) million, $0.2 million, and ($1.5) million for 2000, 1999 and 1998, respectively.

Revenues

Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because management considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which the Company determines that such losses are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenues earned from services are recognized when services are provided. During the fourth quarter 2000, the Company adopted SAB No. 101 which resulted in government contract award fees, previously accrued for based on the Company's performance and long-term historical experience of being awarded such fees, being recognized only when awarded.

Income Taxes

Deferred income taxes are determined on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the asset or liability from year to year. Valuations allowances are recorded related to deferred tax assets if their realization does not meet the "not more likely than" criteria detailed in Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The Company and WHC file separate tax returns.

Minority Interest

The minority interest expense represents principally the separate public ownership in WHC, as listed on the New York Stock Exchange, and the ownership by foreign investors in several international subsidiaries.

SEC Staff Accounting Bulletin: No. 51 (SAB No. 51)

In connection with the initial public offering of our Greek affiliate, the Company adopted SEC Staff Accounting Bulletin: No. 51 (SAB No. 51) - Accounting for Sale of Stock by a Subsidiary, which provides guidance related to gain recognition upon public sale of shares of a subsidiary. SAB No. 51 allows for the recording of gains from the sale of newly issued shares of a subsidiary directly to shareholders' equity and is reflected in additional paid-in capital.

SEC Staff Accounting Bulletin: No. 101 (SAB No. 101)

During the fourth quarter of 2000, the Company adopted SEC Staff Accounting
Bulletin: No. 101 (SAB No. 101) - Revenue Recognition. Government contract award fees, previously accrued for based on the Company's performance and long-term experience of being awarded such fees, are now only recognized when formally awarded. SAB No. 101 applied retroactively to the first quarter of 2000, resulted in a one-time charge in 2000 of $0.8 million, net of income taxes. On a diluted basis, the cumulative effect of change in accounting principle was $0.05 per share during 2000. On a basic and diluted basis for 1999 and 1998, the pro forma effect was $0.02 per share less than that reported for each of these years.

AICPA Statement of Position 98-5 (SOP 98-5)

During the fourth quarter of 1998, the Company adopted AICPA Statement of Position 98-5 (SOP 98-5), "Accounting for Costs of Start-up Activities." SOP 98-5 requires the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs. The adoption of SOP 98-5, which was applied retroactively to the first quarter of 1998, resulted in a one-time charge in 1998 of $6.6 million, net of income taxes and after deducting the portion applicable to minority shareholders of WHC. On a diluted basis, the cumulative effect of change in accounting principle was $0.44 per share in 1998.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, net income is reduced by the dilutive effect of subsidiaries' stock options and dividing the result by the weighted-average number of common shares outstanding of all potential dilutive common stock equivalents except in cases where the effect would be anti-dilutive.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, net of tax, in the Consolidated

Statements of Shareholders' Equity and Comprehensive Income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and financial instruments used in hedging activities. The Company's cash management and investment policies restrict investments to short and medium term securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses traditionally have been within management's expectations and have not been material in any year. As of December 31, 2000 and January 2, 2000, management believes the Company had no significant concentrations of credit risk.

Accounting Pronouncements

The Company will adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. WHC's 50% owned equity foreign affiliate has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. WHC's management has determined the swaps to be effective cash flow hedges. Accordingly, WHC will record its share of the affiliate's change in other comprehensive income as a result of applying SFAS
133. The adoption of SFAS 133 will result in a $12 million reduction in shareholders equity in WHC's financial statements for the quarter ended April 1, 2001, and approximately $6.9 million in the Company's financial statements for the same period.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25: the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have an impact on the Company's financial position, results of operations or cash flow.

(3)      Acquisitions

In November 1998, the Company purchased certain assets and assumed certain liabilities of Sharp Services, Inc. and Advantage Temporary Services, Inc., for an initial payment of $8.1 million in cash, with a contingent cash payment, payable no later than May 2001, subject to adjustments based on actual workers' compensation claims. In no event will the total purchase price exceed $10.0 million. The acquisitions were accounted for under the purchase method, and the Company recorded approximately $6.5 million of goodwill which is being amortized on a straight-line basis over 30 years.

The results of operations for Sharp and Advantage Companies have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company, Sharp and Advantage as if the acquisitions had occurred at the beginning of 1998.

                                                   1998*
------------------------------------------------------------
Pro forma revenues                               $ 1,771.9
Pro forma net income                             $     9.8
     Pro forma per share - basic                 $    0.66
     Pro forma per share - diluted               $    0.63
------------------------------------------------------------

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

In December 1997, the Company purchased certain assets and assumed certain liabilities of Professional Employee Management, Inc. An initial payment of $18.9 million in cash was made together with a series of annual contingent earn-out payments that have been paid out or become payable based on annual performance through 2000. At December 31, 2000, no additional liability was required to be accrued under the contingent earn-out. In no event will the total purchase price exceed $50.7 million. The acquisition was accounted for under the purchase method, and to date the Company has recorded $32.8 million of goodwill, which is being amortized on a straight-line basis over 30 years.

(4)      Property and Equipment

Property and equipment consist of the following at fiscal year end:

                              Useful      2000       1999
                               Life
----------------------------------------------------------
Land                                    $   2.8   $  3.5
Buildings and improvements   7 to 30       53.2     23.2
Equipment                   11/2to 20      44.7     33.6
Furniture and fixtures       3 to 10        7.4      6.9
Automobiles                     3           9.3      7.7
Construction in progress                    0.8     21.2
                                       -------------------
                                        $ 118.2   $ 96.1
----------------------------------------------------------

(5)      Marketable Securities

Marketable securities, carried at fair value, consist of the following at fiscal year end:

                             2000                1999
--------------------------------------------------------------
                       Fair                 Fair
                       Value      Cost      Value      Cost
--------------------------------------------------------------
Municipal Bonds       $  20.7    $  20.6   $  11.7    $  12.8
Taxable Bonds             9.1        8.9      10.7       10.9
Preferred Stock           7.5        8.0       6.4        8.0
                     -----------------------------------------
                      $  37.3    $  37.5   $  28.8    $  31.7
--------------------------------------------------------------

The Company has placed in trust, in favor of certain insurance companies, its marketable securities and $17.6 million in cash and cash equivalents, and has issued irrevocable standby letters of credit for $22.7 million. Municipal bonds mature from 5 months to 24 years and taxable bonds, which includes corporate and government bonds, mature in periods ranging from 8 months to 30 years. At December 31, 2000, the Company's reinsurance subsidiary has specific restrictions on future purchases of marketable securities, and on withdrawals from the trust.

(6)      Investment in Affiliates

Equity in undistributed earnings of affiliates approximated $27.6 million and $22.5 million at December 31, 2000, and January 2, 2000, respectively, and is included in "Investments in and advances to affiliates" in the consolidated balance sheets. The following is a summary of condensed unaudited information pertaining to affiliates:

                                        2000        1999
-------------------------------------------------------------
Balance sheet items at fiscal year end:
     Current assets                    $   190.0  $  142.6
     Noncurrent assets                     358.5     280.6
     Current liabilities                   147.3      93.0
     Noncurrent liabilities                320.7     262.2
     Minority interest liability             0.4       0.5
Income statement items for the
   fiscal year:
     Revenues                          $   596.9  $  545.5
     Operating income                       32.6      31.9
     Net income before taxes                23.2      23.7
-------------------------------------------------------------

(7)      Goodwill and Other Intangibles

Goodwill and other intangibles consist of the following at fiscal year end:

                                       2000         1999
-------------------------------------------------------------
Goodwill                             $    58.0     $    57.6
Contract values                           15.6          15.6
Other                                      8.7           8.8
                                   --------------------------
                                          82.3          82.0
Accumulated amortization
     Goodwill                              7.9           5.3
     Contract values                       5.7           4.8
     Other                                 4.5           2.9
                                   --------------------------
                                          18.1          13.0
                                   --------------------------
Net                                  $    64.2    $     69.0
-------------------------------------------------------------

Amortization expense of intangibles was $5.4 million, $4.9 million, and $3.7 million for fiscal years 2000, 1999, and 1998, respectively.

(8)      Notes Payable and Long-Term Debt

Long-term debt consists of the following at fiscal year end:

                                        2000        1999
-------------------------------------------------------------
Revolving loans -
 The Wackenhut Corporation, parent   $    0.5      $     -
 WHC                                     10.0          15.0
Lease obligation payable in
  installments through 2004 at a
  weighted average rate of 4.5%           1.3           1.8
Other debt principally related to
  security services                       4.7           4.4
                                   --------------------------
Total                                    16.5          21.2
Less: current portion                     5.1           4.7
                                   --------------------------
Total                                $   11.4      $   16.5
-------------------------------------------------------------

On November 13, 2000, the Company entered into a new, three year, Credit Facility increasing the Company's borrowing capacity from $95 million to $112.5 million. As of December 31, 2000, the unused portion of the revolving line of credit was $67.4 million, after deducting $44.6 million in outstanding letters of credit and $0.5 million loan balance outstanding with an interest rate of 8.75% at year end maturing November 2003. The agreement requires, among other things, that the Company maintain a minimum consolidated net worth and limits certain payments and distributions. As of December 31, 2000, the Company and its subsidiaries were in compliance with applicable covenants.

On January 26, 2001, the Company amended and restated its agreement to sell, on an ongoing basis, eligible receivables up to a maximum of $75 million. This agreement is subject to renewal on an annual basis. The costs associated with this sale of receivables are based on the volume and cost of issued commercial paper plus predetermined fees. Such costs are included in "Interest expense" in the consolidated statements of income. There were $67.5 million and $69.5 million accounts receivable sold under this agreement at December 31, 2000, and January 2, 2000, respectively.

The total amount available to the Company from its revolving credit and accounts receivable securitization facility is $187.5 million.

The Company has a demand operating line of credit with a Canadian bank with a maximum borrowing amount of $2.7 million. At December 31, 2000, the Company had short-term borrowings under this line of credit of $2.5 million for working capital purposes, bearing interest at a rate based on the bank's prime lending rate, or 8.25% at year end. The Company had outstanding notes payable and operating lines of credit of $2.2 million at December 31, 2000 to meet working capital needs of its international subsidiaries with $2.1 million due within one year.

In December 1997, WHC entered into a five year $30 million multi-currency revolving credit facility with a syndicate of banks, which includes a $5 million line of credit for the issuance of letters of credit. Indebtedness under this facility bears interest at the alternate base rate, defined as the higher of prime rate or federal funds rate plus 0.5%, or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. The facility requires WHC to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. As of December 31, 2000, $10 million was outstanding under this facility with an interest rate of 8.4% and six outstanding letters of credit amounted to $2.8 million, in addition to twelve letters of guarantee totaling $13.3 million under a separate foreign facility. The $10 million debt becomes due in 2002.

In December 1997, WHC entered into a $220 million operating lease facility that was established to acquire and develop new correctional institutions used in its business. As a condition of this facility, WHC unconditionally agreed to guarantee certain obligations of First Security Bank, N.A., a party to the aforementioned operating lease facility. As of December 31, 2000, approximately $142.7 million of properties were under development under this facility.

The long-term portion of the capital lease obligation maturing during the next two years after 2000 is $0.6 million and $0.1 million, respectively.

The Company leases correctional facility office space, computers and vehicles under non-cancelable operating leases expiring through 2009. Rent expense for the fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999 was $26.9 million, $22.2 million, and $15.8 million, respectively.

The minimum commitments under these leases and the 15 year lease for the corporate headquarters, are as follows:

                                                 Minimum
Year                                           Commitments
-------------------------------------------------------------
2001                                           $    21.9
2002                                                19.5
2003                                                17.7
2004                                                15.1
2005                                                11.5
Thereafter                                          61.2
                                             ----------------
                                               $   146.9
-------------------------------------------------------------

(9)      Jena Charge

On January 7, 2000, WHC exercised its right to acquire the 276-bed Jena Juvenile Justice Center (the "Facility") in Jena, Louisiana from the trust of WHC's operating lease facility and, simultaneously sold it to Correctional Properties Trust ("CPV"). This Facility is being leased back to WHC under a ten year non-cancelable operating lease. On May 17, 2000, the Louisiana Department of Public Safety and Corrections and WHC had removed all inmates from the Facility and WHC terminated the employment of the facility staff. The cooperative agreement for such Facility was terminated June 30, 2000. WHC has recorded an operating charge of $3.8 million ($2.3 million after tax, or on a WHC diluted basis, $0.11 per share), that represents the expected losses to be incurred on the lease with CPV, including lease costs and property taxes. WHC's management estimates that the facility will remain inactive through the end of 2001. After taxes and minority interest effect, this charge reduced the Company's diluted earnings per share by $0.09. WHC is continuing its efforts to sublease or find an alternative correctional use for the facility. If WHC is unable to sublease or find an alternative use for the facility, there could be an adverse impact on WHC's and the Company's financial position, future results of operations, and future cash flows.

(10)     Sale of Facilities to Correctional Properties Trust

On April 28, 1998, CPV acquired eight correctional and detention facilities operated by WHC. WHC received approximately $42 million for the three facilities owned by it and for the rights to acquire four of the other five facilities, and realized a profit of approximately $18 million. The eighth facility was purchased directly from the government entity. CPV was also granted the option to acquire three additional correctional facilities and the fifteen year right to acquire and lease back future correctional and detention facilities developed or acquired by WHC. During fiscal 1998 and 1999, CPV acquired two additional facilities for $94.1 million. In fiscal 2000, CPV purchased an eleventh facility that WHC had the right to acquire for $15.3 million. WHC recognized no net proceeds from the sale.

Simultaneous with the purchases, WHC entered into ten year operating leases of these facilities from CPV. As the lease agreements are subject to contractual lease increases, WHC records operating lease expense for these leases on a straight-line basis over the term of the leases.

The deferred unamortized net profit at December 31, 2000, which is included in "Deferred revenue" in the accompanying consolidated balance sheets, is $13.8 million with $1.9 million short-term included in "Accrued Expenses," and $11.9 million long-term, excluding the long-term portion of deferred development fee revenue. The net gain is being amortized over the ten year lease terms. The Company recorded net rental expense related to CPV of $19.7 million in 2000, excluding the Jena rental expense, and $18.9 million and $6.9 million in 1999 and 1998, respectively. The future minimum lease commitments under the leases for these eleven facilities are as follows:

                                                    Annual
Year                                                Rental
-------------------------------------------------------------
2001                                                $  22.7
2002                                                   22.7
2003                                                   22.7
2004                                                   22.7
2005                                                   22.7
Thereafter                                             61.5
                                                  -----------
                                                    $ 175.0
-------------------------------------------------------------

(11)     Preferred and Common Stock and Shares Repurchased and Retired

The Board of Directors has authorized 10 million shares of preferred stock. As of December 31, 2000, no preferred stock has been issued.

The Board of Directors has authorized 50 million shares of the Company's common, with 3.9 million shares to be designated as series A common stock and 46.1 million shares to be designated as series B common stock. Holders of series A, the voting stock, have control over all aspects of the operations of the Company. Holders of series B only have voting rights in connection with a transaction affecting the essence of their shareholder rights. In all other respects, series B shareholders have the same rights as series A shareholders.

The Board of Directors of the Company and of WHC authorized the repurchase, at the discretion of each company's senior management, of up to 0.5 million shares of Series B common stock and 1.0 million shares of WHC's common stock, respectively. In February 2000, the Board of Directors of WHC authorized, in addition to that previously authorized, the repurchase of up to 0.5 million shares of its common stock. All of the Company's repurchases of shares of common stock have been retired and result in a reduction of shareholders' equity. WHC's common stock repurchases are recorded as a reduction to additional paid-in capital and minority interest. As of December 31, 2000, the Company had bought back 201,492 shares of the Company's Series B common stock at an average price of $15.52, and WHC repurchased 1,378,000 shares of WHC's common stock at an average price of $15.77 per share. All shares repurchased by the Company and WHC were retired.

(12)     Stock Incentive and Stock Option Plans

Key employees of the Company and its subsidiaries are eligible to participate in the Key Employee Long-Term Incentive Stock Plan ("incentive stock plan"). Under the incentive stock plan, options for the Company's series B common stock are granted to participants as approved by the Nominating and Compensation Committee of the Company's Board of Directors (the "Committee"). Under terms of the incentive stock plan, options are granted at prices not less than the fair market value at date of grant (or as otherwise determined by the Committee), become exercisable after a minimum of six months, and expire no later than ten years after the date of grant. The Committee may grant incentive stock options or non-qualified stock options. Options are subject to adjustment upon the occurrence of certain events, including stock splits and stock dividends. The incentive stock plan authorizes the

Company to award or grant restricted stock and performance shares to key employees. Performance shares are earned only if certain three year earnings per share performance goals established by the Compensation Committee are met.

Non-employee directors of the Company are eligible to participate in The Wackenhut Corporation non-employee directors' stock option plan (the "Directors' Stock Option Plan"). Under the Directors' Stock Option Plan, non-employee directors were granted 2,000 stock options for series B common stock upon their election or re-election to the Board of Directors. Under terms of the directors' stock option plan, options are granted at the fair market value at date of grant, become exercisable at date of grant, and expire ten years after the date of grant.

At December 31, 2000, 2,356,870 shares of series B common stock were reserved for issuance, including 555,443 shares available for future grants or awards.

A summary of the status of the Company's employee stock option plans, as of December 31, 2000, January 2, 2000, and January 3, 1999 is presented in the following chart:

                          2000              1999             1998
----------------------------------------------------------------------
                   Shares   Price*   Shares   Price*   Shares  Price*
----------------------------------------------------------------------
Outstanding at
   beginning of
     year          978,904  $15.06  847,630  $14.06   668,693  $11.64
Options:
     Granted       587,000    9.71  230,000   16.69   255,000   19.75
     Exercised          -       -  (101,851)  10.15   (76,063)  11.71
     Forfeited     (32,250)  15.66    3,125    6.16        -       -
                ------------------------------------------------------
Outstanding
 & exercisable
 end of year     1,533,654   13.01  978,904   15.06   847,630   14.06
----------------------------------------------------------------------

*Weighted average exercise price.

Option groups outstanding at December 31, 2000 and related exercise price and remaining life information are as follows:

                      Outstanding    Exercise     Remaining
Grant Date           & Exercisable     Price     Life (Years)
-------------------------------------------------------------
04/30/94                 130,104      $   6.16        3
01/28/95                  96,750      $  10.80        4
01/31/96                 110,000      $  14.00        5
01/28/97                 127,800      $  15.25        6
08/09/97                  30,000      $  18.94        6
01/27/98                 243,000      $  19.75        7
02/18/99                 218,000      $  16.69        8
02/17/00                 520,200      $   9.75        9
05/05/00                  57,800      $   9.38        9
-------------------------------------------------------------
Total                  1,533,654      $  13.01*       7*
-------------------------------------------------------------

*Weighted average exercise price and life.

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted after January 1, 1995, the Company's pro forma net income, pro forma net income per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                 2000       1999      1998*
-------------------------------------------------------------
Pro forma basic net income      $ 15.0     $ 18.6    $   8.2
Pro forma basic earnings
  per share                     $ 1.00     $ 1.25    $  0.55
Pro forma diluted net income    $ 14.9     $ 18.5    $   7.7
Pro forma diluted earnings
  per share                     $ 0.99     $ 1.22    $  0.51
Pro forma weighted average
  fair value of options granted $ 4.42     $ 6.69    $  6.94
Risk-free interest rate           6.7%     4.9% -     5.4% -
                                             5.4%       5.6%
Expected life (years)                5          5          5
Expected volatility              38.0%      38.0%      35.0%
Quarterly dividend**                -          -    $  0.075
-------------------------------------------------------------

*53 weeks

**The Company discontinued its quarterly dividend after the first quarter of 1999.

(13)     WHC Stock Option Plans

In January 1996, WHC sold 4.6 million shares of common stock at an offering price of $12.00 per share. After the offering, the Company's ownership in WHC was reduced to approximately 55%.

During 2000, WHC shares repurchased and retired resulted in the Company's ownership of WHC equaling approximately 57.1% at December 31, 2000.

The Board of Directors of WHC has granted non-qualified stock options to purchase common stock which, if fully exercised, would reduce the Company's ownership in WHC to approximately 53.1%.

(14)     Retirement and Deferred Compensation Plans

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

Total pension expense for fiscal 2000, 1999, and 1998 was $0.6 million, $0.5 million, and $0.6 million, respectively. The present value of accumulated pension benefits was $2.8 million and $3.0 million at the end of 2000 and 1999, respectively, and is included in "Other liabilities" in the accompanying consolidated balance sheets.

The Company has established non-qualified deferred compensation agreements with certain senior executives providing for fixed annual benefits ranging from $175,000 to $250,000 payable upon retirement at age 60 for a period of 25 years. In the event of death before retirement, annual benefits are paid to beneficiaries for a period of 12 1/2 years. Currently, the plan is not funded. The Company purchases and is the beneficiary of life insurance policies for each participant enrolled in the plan. The cost of these agreements is being charged to expense and accrued using a present value method over the expected terms of employment. The charge to expense for fiscal 2000, 1999, and 1998 was $1.5 million, $0.8 million, and $1.5 million, respectively. The liability for deferred compensation was $7.3 million and $6.4 million at fiscal year end 2000 and 1999, respectively, and is included in "Other liabilities" in the accompanying consolidated balance sheets.

(15)     Income Taxes

The provision for income taxes in the consolidated statements of income, consists of the following:

                              2000        1999       1998*
-------------------------------------------------------------
Federal income taxes:
     Current                 $   5.6    $   7.7    $  23.5
     Deferred                    1.0        3.6      (13.8)
                            ---------------------------------
                                 6.6       11.3        9.7
State income taxes:
     Current                 $   1.7    $   2.2    $   4.6
     Deferred                    0.1        0.4       (1.7)
                            ---------------------------------
                                 1.8        2.6        2.9
Foreign
     Current                 $   5.2    $   4.9    $   1.7
     Deferred                   (0.3)      (2.9)      (0.6)
                            ---------------------------------
                                 4.9        2.0        1.1
                            ---------------------------------
Total                        $  13.3    $  15.9    $  13.7
-------------------------------------------------------------

*53 weeks

A reconciliation of the statutory U.S. federal tax rate (35%) and the effective income tax rate is as follows:

                              2000        1999       1998*
-------------------------------------------------------------
Provision using statutory
   Federal income tax rate   $  11.7    $  14.0    $  12.1
State income taxes, net of
   Federal benefit               1.4        1.7        1.6
Other, net                       0.2        0.2        -
                            ---------------------------------
                             $  13.3    $  15.9    $  13.7
-------------------------------------------------------------

*53 weeks

The components of the net current deferred income tax asset are as follows at fiscal year end:

                                           2000      1999
-------------------------------------------------------------
Amortization of uniforms and
  accessories                             $  (2.2)  $  (2.1)
Accrued vacation pay                          3.9       2.8
Other reserves                               10.4       9.8
                                         --------------------
Current deferred tax asset, net           $  12.1   $  10.5
-------------------------------------------------------------

The components of the net non-current deferred income tax asset at fiscal year end are shown below:

                                           2000      1999
-------------------------------------------------------------
Income of foreign subsidiaries and
  affiliates                              $(21.3)   $(20.9)
Gain on sale of properties to CPV            8.7       8.4
Deferred compensation                        8.5       7.8
Reserve for losses of reinsurance
  subsidiary                                 6.5       5.7
Reserve for claims of employee health
  trust                                      1.9       4.5
Deferred charges                              -        0.1
Other, net                                   3.2       4.3
                                         --------------------
Non-current deferred tax asset, net       $  7.5    $  9.9
-------------------------------------------------------------

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

(16)     Earnings Per Share

The table below shows the amounts used in computing earnings per share in accordance with SFAS No. 128. Common stock equivalents related to stock options if exercised are excluded from diluted earnings (loss) per share calculations if their effect would be anti-dilutive. In fiscal 2000, 1999 and 1998 the total number of stock options excluded because their effect would have been anti-dilutive were 1,569,410, 329,100, and 263,321, respectively (share data in millions).

                                 2000      1999      1998*
-------------------------------------------------------------
Basic
Net income                      $ 16.8    $ 19.6     $  9.3
                               ------------------------------
Weighted average common
   shares outstanding             15.0      14.9       14.8
                               ------------------------------
Basic earnings per share        $ 1.12    $ 1.31     $ 0.63
                               ------------------------------

Diluted
Net income                      $ 16.8    $ 19.6     $  9.3
Effect of subsidiaries
   stock options                  (0.2)     (0.2)      (0.4)
                               ------------------------------
Net income                      $ 16.6    $  19.4    $  8.9
                               ------------------------------
Weighted average common
   shares outstanding             15.0      14.9       14.8
Assumed exercise of stock
   options, net of common
   shares assumed repurchased
   with the proceeds               0.1       0.2        0.3
                               ------------------------------
Adjusted weighted average
   common shares outstanding      15.1      15.1       15.1
                               ------------------------------
Diluted earnings per share      $ 1.10    $ 1.28     $ 0.59
-------------------------------------------------------------

*53 weeks

(17)     Commitments and Contingencies

In December 1999, a Travis County, Texas grand jury indicted twelve of WHC's former facility employees for various types of sexual misconduct at the Travis County Community Justice Center. Eleven of the twelve indicted former employees already resigned from or had been terminated by WHC as a result of WHC initiated investigations over the course of the prior three years. WHC is not providing counsel to assist in the defense of these twelve individuals. Management does not expect these indictments to have a material financial impact on the Company. The District Attorney in Travis County continues to review WHC documents for alleged document tampering at the Travis County Facility. At this time WHC cannot predict the outcome of this investigation or the potential impact on WHC's financial position, results of operations and cash flow.

WHC has experienced adverse claims and settlements, which directly impact WHC's insurance premiums. If the insurance premiums continue to increase through 2001 then WHC's and the Company's results of operations and the financial guidance for 2001 may be significantly impacted.

During 1998, WHC entered into a contract with the State of Florida Department of Children and Families ("DCF") to design and construct a new 350 bed South Florida State Psychiatric Hospital for approximately $35 million. WHC also entered into a separate contract to manage the operations of an existing 350 bed facility prior to and during construction of the new facility and to manage the operations of the new facility upon construction completion. The construction phase of the contract is complete. However, during construction, WHC incurred additional costs in excess of $2 million beyond the initial scope of the construction contract through December 31, 2000. WHC is in the process of negotiating with DCF to recover these additional costs. There can be no assurances that WHC will be successful in negotiating for additional funding of this project. Accordingly, WHC has recognized these additional costs as incurred and has not recorded revenue on the pending claim.

The Company is presently, and is from time to time, subject to other claims arising in the ordinary course of its business. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, there are no other pending legal proceedings except those disclosures above, for which the potential impact if decided unfavorable to the Company could have a material adverse effect on the consolidated financial statements of the Company.

(18)     Business Segments

The Company's principal segments are grouped based on similarity of business services provided and the type of customer for which these services are offered. These services consist of global security services, correction services and flexible staffing services.

The Company is a major provider of global business services including providing security-related and other support services to business and government, developing and managing privatized correctional, detention and public sector mental health services facilities through WHC, a 57% owned public subsidiary, and providing worksite employees and temporary staffing. For segment reporting, the accounts of the Company's captive insurance company have been included in unallocated corporate expenses. Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation. Direct general and administrative expenses are allocated based on usage.

                               2000        1999       1998*
-------------------------------------------------------------
REVENUES:
   Global security services  $1,168.2    $1,041.0   $  947.2
   Correctional services        535.6       438.5      312.8
   Staffing services            801.3       672.8      495.1
                            ---------------------------------
Total revenues               $2,505.1    $2,152.3   $1,755.1
-------------------------------------------------------------
OPERATING INCOME:
   Global security services  $   33.4    $   27.7   $   24.2
   Correctional services         18.9        26.0       22.5
   Staffing services              3.7         3.5        2.7
   Unallocated corporate
      expenses                  (21.1)      (19.3)     (17.0)
                            ---------------------------------
Total operating income       $   34.9    $   37.9   $   32.4
-------------------------------------------------------------
EQUITY IN INCOME OF
   AFFILIATES, NET OF TAXES:
   Global security services  $    1.3    $    3.2   $    1.4
   Correctional services          4.5         3.3        2.1
                            ---------------------------------
Total equity income          $    5.8    $    6.5   $    3.5
-------------------------------------------------------------
CAPITAL EXPENDITURES:
   Global security services  $    3.7    $    3.0   $    4.6
   Correctional services         19.1        39.0       25.0
   Staffing services              0.8         0.8        0.9
   Unallocated corporate
      expenses                    0.7         1.2        3.4
                            ---------------------------------
Total capital expenditures   $   24.3    $   44.0   $   33.9
-------------------------------------------------------------
DEPRECIATION AND
AMORTIZATION EXPENSE:
   Global security services  $   12.7    $   12.7   $   11.5
   Correctional services          8.6         5.4        3.6
   Staffing services              2.5         2.0        1.5
   Unallocated corporate
      expenses                    2.1         2.8        0.9
                            ---------------------------------
Total expenses               $   25.9    $   22.9   $   17.5
-------------------------------------------------------------
IDENTIFIABLE ASSETS at
fiscal year end:
   Global security services  $  181.5    $  163.3   $  168.3
   Correctional services        223.6       208.2      145.5
   Staffing services             85.0        76.1       62.6
   Unallocated corporate
      assets                     80.2        73.4       68.6
                            ---------------------------------
Total identifiable assets    $  570.3    $  521.0   $  445.0
-------------------------------------------------------------

* 53 weeks

Domestic and International Operations

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues in 2000, 1999, or 1998. Minority interest in consolidated foreign subsidiaries has been reflected, net of applicable income taxes, in the accompanying consolidated financial statements. The Company carries its investment in affiliates under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the Company are provided currently. Long-lived assets consist of property and equipment.

A summary of domestic and international operations is shown below:

                                2000        1999       1998*
--------------------------------------------------------------
REVENUES:
   Domestic operations        $ 2,206.9  $ 1,914.4   $ 1,548.7
   International operations       298.2      237.9       206.4
                              --------------------------------
Total revenues                $ 2,505.1  $ 2,152.3   $ 1,755.1
--------------------------------------------------------------
OPERATING INCOME:
   Domestic operations        $    22.0  $    27.5   $    26.2
   International operations        12.9       10.4         6.2
                              --------------------------------
Total operating income        $    34.9  $    37.9   $    32.4
--------------------------------------------------------------
EQUITY IN INCOME OF
   AFFILIATES, NET OF TAXES:
   Domestic operations        $     1.3  $     1.4   $     -
   International operations         4.5        5.1         3.5
                              --------------------------------
Total equity income           $     5.8  $     6.5   $     3.5
--------------------------------------------------------------
CAPITAL EXPENDITURES:
   Domestic operations        $    16.4  $    39.7   $    29.5
   International operations         7.9        4.3        4.4
                              --------------------------------
Total capital expenditures    $    24.3  $    44.0   $    33.9
--------------------------------------------------------------
DEPRECIATION AND
AMORTIZATION EXPENSE:
   Domestic operations        $    20.6  $    18.1   $    12.8
   International operations         5.3        4.8         4.7
                              --------------------------------
Total expenses                $    25.9  $    22.9   $    17.5
--------------------------------------------------------------
LONG-LIVED ASSETS at fiscal
  year end:
   Domestic operations        $    61.1  $    52.7   $    46.9
   International operations        18.3       15.5         9.7
                              --------------------------------
Total long-lived assets       $    79.4  $    68.2   $    56.6
--------------------------------------------------------------

*53 weeks

(19)     Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the Company and its subsidiaries for the fiscal years ended December 31, 2000, as previously reported (pro forma for fourth quarter only) and restated for SAB No. 101, and January 2, 2000, is as follows:

                                                                First        Second         Third         Fourth
----------------------------------------------------------------------------------------------------------------
2000                                                           Quarter       Quarter       Quarter       Quarter
----------------------------------------------------------------------------------------------------------------
As previously reported (pro forma for fourth quarter only):
Revenues                                                       $ 594.0       $ 617.6       $ 639.9       $ 654.6
Operating income                                                   8.7           8.9           6.6          11.7
Net Income                                                         4.3           5.1           4.1           4.7
Impact of adopting SAB No. 101:
Revenues                                                          (0.6)         (0.3)         (1.1)          1.0
Operating income                                                  (0.6)         (0.3)         (1.1)          1.0
Cumulative effect of change in accounting principle (1)           (0.8)           --            --            --
Net Income                                                        (1.4)          0.1          (1.0)          0.9
Restated for SAB No. 101:
Revenues                                                         593.4         617.3         638.8         655.6
Operating income                                                   8.1           8.6           5.5          12.7
Cumulative effect of change in accounting principle (1)           (0.8)           --            --            --
Net Income                                                         2.9           5.2           3.1           5.6
Earnings per share - basic
  Income before cumulative change in accounting principle         0.25          0.34          0.21          0.37
  Cumulative effect of change in accounting principle            (0.05)           --            --            --
  Net Income                                                      0.20          0.34          0.21          0.37
Earnings per share - diluted
  Income before cumulative change in accounting principle         0.24          0.34          0.21          0.37
  Cumulative effect of change in accounting principle            (0.05)           --            --            --
  Net Income                                                   $  0.19       $  0.34       $  0.21       $  0.37
----------------------------------------------------------------------------------------------------------------
1999
----------------------------------------------------------------------------------------------------------------
Revenues                                                       $ 500.1       $ 530.3       $ 547.5       $ 574.4
Income from operations                                             7.9           9.0          10.9          10.1
Net income                                                         4.0           4.7           5.4           5.5
Earnings per share - basic                                        0.27          0.31          0.36          0.37
Earnings per share - diluted                                   $  0.26       $  0.30       $  0.35       $  0.37
----------------------------------------------------------------------------------------------------------------


Note: Each quarter has 13 weeks. The sum of quarterly earnings per share amounts differs from those reflected in the Company's Consolidated Statements of Income due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

(1) In the fourth quarter the Company adopted SAB No. 101 resulting in a charge of $0.8 million after-tax (described in Note 2, hereto) and has been recognized retroactively to the first quarter of 2000.

Report of Independent Certified Public Accountants


The Wackenhut Corporation:

We have audited the accompanying consolidated balance sheets of The Wackenhut Corporation (a Florida corporation) and subsidiaries as of December 31, 2000 and January 2, 2000 and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wackenhut Corporation and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 3, 2000 and December 29, 1997, the Company changed its method of accounting for certain revenue transactions and its accounting for costs of start-up activities, respectively.

ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
  February 8, 2001


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

George R. Wackenhut              Philip L. Maslowe
Chairman of the Board            Executive Vice President,
                                 Chief Financial Officer

Palm Beach Gardens, Florida,
 February 8, 2001