Form 10-Q
period 2001-04-01
WACKENHUT CORP
filed 2001-05-10
CIK 104030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      -----

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 1, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                          Commission file number 1-5450
                                                 ------


                            THE WACKENHUT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                             59-0857245
-----------------------                                    ----------------
(State of incorporation                                    (I.R.S. Employer
    or organization)                                       Identification No.)



  4200 Wackenhut Drive #100, Palm Beach Gardens, FL               33410-4243
-----------------------------------------------------             ------------
       (Address of principal executive offices)                    (Zip code)

        Registrant's telephone number, including area code (561) 622-5656
                                                            --------------

                                 Not Applicable

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

                                 Yes [X] No [ ]

At May 7, 2001, 3,855,582 shares of Series A were issued and outstanding and 11,165,686 shares of Series B of the registrant's Common Stock were outstanding.

================================================================================

The Wackenhut Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended April 1, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2001.

                   The Wackenhut Corporation and Subsidiaries
                       Consolidated Statements of Income
          FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2001 and APRIL 2, 2000
                      (in millions except per share data)
                                  (Unaudited)

                                                                                                        Restated*
                                                                                        2001              2000
                                                                                      --------          --------
REVENUES                                                                              $  663.5          $  593.4
                                                                                      --------          --------
OPERATING EXPENSES
     Payroll and related taxes                                                           533.8             459.5
     Other operating expenses                                                            115.0             119.5
     Depreciation and amortization                                                         6.8               6.3
                                                                                      --------          --------
                                                                                         655.6             585.3
                                                                                      --------          --------
OPERATING INCOME                                                                           7.9               8.1

OTHER INCOME (EXPENSE)
     Interest and investment income                                                        1.7               1.3
     Interest expense                                                                     (2.3)             (1.9)
                                                                                      --------          --------
INCOME BEFORE INCOME TAXES                                                                 7.3               7.5
INCOME TAXES                                                                              (2.9)             (3.0)
MINORITY INTEREST, NET OF INCOME TAXES OF $0.9 AND $1.5                                   (1.4)             (2.3)
EQUITY IN INCOME (LOSS) OF AFFILIATES, NET OF INCOME TAX
   (BENEFIT) PROVISION OF $(3.0) AND $1.0                                                 (4.5)              1.5
                                                                                      --------          --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                                          (1.5)              3.7

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                         --              (0.8)
                                                                                      --------          --------

NET INCOME (LOSS)                                                                     $   (1.5)         $    2.9
                                                                                      --------          --------

EARNING (LOSS) PER SHARE:
  Basic
     Income (loss) before cumulative effect of change in accounting principle         $  (0.10)         $   0.25
     Cumulative effect of change in accounting principle                                    --             (0.05)
                                                                                      --------          --------
     Net income (loss)                                                                $  (0.10)         $   0.20
                                                                                      --------          --------
  Diluted
     Income (loss) before cumulative effect of change in accounting principle         $  (0.10)         $   0.24
     Cumulative effect of change in accounting principle                                    --             (0.05)
                                                                                      --------          --------
     Net income (loss)                                                                $  (0.10)         $   0.19
                                                                                      --------          --------

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                                 15.0              15.0
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                               15.0              15.1


* Restated for the adoption of SAB No. 101.


See accompanying notes to unaudited consolidated financial statements.

                   The Wackenhut Corporation and Subsidiaries
                        Consolidated Balance Sheets
                      APRIL 1, 2001 AND DECEMBER 31, 2000
                      (in millions except per share data)


                                                              April 1,
                                                                2001         December 31,
                                                              Unaudited         2000
                                                            -----------     ---------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $ 64.2          $ 60.8
   Accounts receivable, net                                      231.0           218.4
   Inventories                                                     9.7            11.5
   Deferred taxes                                                 12.6            12.1
   Prepaid expenses                                               11.1            10.6
   Other                                                          14.9            15.1
                                                                ------          ------
                                                                 343.5           328.5
                                                                ------          ------
MARKETABLE SECURITIES                                             39.1            37.3
                                                                ------          ------

PROPERTY AND EQUIPMENT                                           120.7           118.2
        Less: accumulated depreciation and amortization          (41.7)          (38.8)
                                                                ------          ------
                                                                  79.0            79.4
                                                                ------          ------
DEFERRED TAXES                                                    12.7             7.5
                                                                ------          ------

OTHER ASSETS
   Goodwill, net                                                  49.7            50.1
   Other intangibles                                               3.9            14.1
   Investment in and advances to affiliates                       33.1            44.9
   Other                                                           9.8             8.5
                                                                ------          ------
                                                                  96.5           117.6
                                                                ------          ------
                                                                $570.8          $570.3
                                                                ======          ======

                                  (continued)

                   The Wackenhut Corporation and Subsidiaries
                           Consolidated Balance Sheets
                       APRIL 1, 2001 AND DECEMBER 31, 2000
                         (in millions except share data)
                                   (Unaudited)

                                  (continued)

                                                                         April 1,
                                                                           2001          December 31,
                                                                         Unaudited          2000
                                                                       --------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable and current portion of long-term debt                     $  4.6          $  5.1
   Accounts payable                                                          33.4            36.9
   Accrued payroll and related taxes                                         96.0            90.3
   Accrued expenses                                                          67.8            65.6
                                                                           ------          ------
                                                                            201.8           197.9
                                                                           ------          ------
RESERVES FOR INSURANCE LOSSES                                                98.4            92.7
                                                                           ------          ------
LONG-TERM DEBT, net of current portion                                       16.3            11.4
                                                                           ------          ------
DEFERRED REVENUE                                                             12.0            12.8
                                                                           ------          ------
OTHER                                                                        21.2            19.6
                                                                           ------          ------
COMMITMENTS AND CONTINGENCIES (note 7)

MINORITY INTEREST                                                            52.0            58.1
                                                                           ------          ------
SHAREHOLDERS' EQUITY
   Preferred stock, 10 million shares authorized, none outstanding             --              --
   Common stock, $.10 par value, 50 million shares authorized
       Series A, 3.9 million issued and outstanding                           0.4             0.4
       Series B, 11.1 million issued and outstanding                          1.1             1.1
   Additional paid-in capital                                               122.1           121.9
   Retained earnings                                                         66.2            67.8
   Accumulated other comprehensive loss                                     (20.7)          (13.4)
                                                                           ------          ------
                                                                            169.1           177.8
                                                                           ------          ------
                                                                           $570.8          $570.3
                                                                           ======          ======


See accompanying notes to unaudited consolidated financial statements.

                   The Wackenhut Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
          FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                                  (In millions)
                                   (Unaudited)



                                                                                                    Restated*
                                                                                  April 1,           April 2,
                                                                                    2001                2000
                                                                               ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                 $(1.5)            $ 2.9
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Cumulative effect of accounting change                                          --               0.8
         Depreciation and amortization                                                  6.8               6.3
         Deferred taxes                                                                (5.7)              0.2
         Provision for bad debts                                                        1.6               0.7
         Equity in loss (income), net of dividends received                             7.5              (2.3)
         Minority interest in net income                                                2.3               3.8
         Other                                                                         (1.5)             (1.2)
    Changes in operating assets and liabilities, net of divestitures:
         Accounts receivable                                                            3.4             (23.0)
         Inventories                                                                   (0.2)             (0.4)
         Prepaid expenses                                                              (0.5)              0.1
         Other current assets                                                          (0.5)             (1.3)
         Other assets                                                                  (1.3)             (1.3)
         Accounts payable and accrued expenses                                        (11.6)             (3.5)
         Accrued payroll and related taxes                                              5.4               3.9
         Reserves for insurance losses                                                  5.7              (2.1)
         Other liabilities                                                              0.7               0.3
                                                                                      -----             -----
    Net Cash Provided By (Used In) Operating Activities                                10.6             (16.1)
                                                                                      -----             -----
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from partial sale of food service division                                13.6                --
    Net investment in and advances to affiliates and joint ventures                    (3.4)             (5.1)
    Capital expenditures                                                               (3.3)            (10.7)
    Sales of marketable securities                                                     22.5               8.0
    Purchases of marketable securities                                                (23.8)             (3.2)
                                                                                      -----             -----
    Net Cash Provided By (Used In) Investing Activities                                 5.6             (11.0)
                                                                                      -----             -----

                                  (continued)

                   The Wackenhut Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
          FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                                  (in millions)
                                   (Unaudited)

                                  (continued)

                                                                                          Restated*
                                                                          April 1,         April 2,
                                                                            2001              2000
                                                                       -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                                           129.6               95.6
   Payments on debt                                                        (125.2)             (82.3)
   Net cash settlements from sales of accounts receivable                   (17.5)               1.0
   Shares repurchased and retired, including subsidiary's                      --               (4.2)
                                                                           ------             ------
   Net Cash (Used In) Provided By Financing Activities                      (13.1)              10.1
                                                                           ------             ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  0.3               (0.9)
                                                                           ------             ------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               3.4              (17.9)

CASH AND CASH EQUIVALENTS, beginning of period                               60.8               67.0
                                                                           ------             ------
CASH AND CASH EQUIVALENTS, end of period                                   $ 64.2             $ 49.1
                                                                           ======             ======

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for  - interest                                $  2.5             $  1.7
                                 - income taxes                               0.3                0.1

 *Restated for the adoption of SAB No. 101.

 See accompanying notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (TABULAR DOLLAR INFORMATION IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC." The results for the thirteen weeks ended April 1, 2001 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation. Accounts receivable are net of allowances of $6.3 million and $4.8 million at April 1, 2001 and December 31, 2000, respectively.

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

The Company and WHC adopted Statement of Financial Accounting Standards No.133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. WHC's 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of WHC has determined the swaps to be effective cash flow hedges. Accordingly, WHC recorded its share of the affiliate's change in other comprehensive income as a result of applying SFAS 133. The adoption of SFAS 133 resulted in approximately a $14 million reduction in shareholders' equity in WHC's financial statements for the quarter ended April 1, 2001, and approximately $7.9 million in the Company's financial statements for the same period.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures effective for fiscal years ending after December 15, 2000. Accounting for transfers and servicing of financial assets and extinguishment of liabilities under SFAS 140 is effective for transactions occuring after March 31, 2001 and the Company does not expect the adoption of SFAS 140, as currently interpreted, to have a material impact on the Company's Consolidated Financial Statements.

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of affiliates approximated $12.1 million and $27.6 million at April 1, 2001 and December 31, 2000, respectively, and is included in "Investment in and advances to affiliates" in the consolidated balance sheets. The following is a summary of condensed unaudited information pertaining to affiliates (dollars in millions):

                                              April 1,             December
Balance sheet items:                             2001              31, 2000
                                         -----------------   ------------------
     Current assets                      $       200.1       $        190.0
     Noncurrent assets                           368.4                358.5
     Current liabilities                         159.1                147.3
     Noncurrent liabilities                      337.7                320.7
     Minority interest liability                   0.5                  0.4

Income statement items for the                 April 1,             April 2,
  thirteen weeks ended:                          2001                2000
                                        -----------------   ------------------
     Revenues                           $       160.0       $       147.9
     Operating income                             4.4                12.1
     Net income before taxes                    (17.8)                7.4

3.  COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income (loss) are as follows (dollars in millions):


                                                                                      Thirteen weeks ended
                                                                            -----------------------------------------
                                                                                  April 1,               April 2,
                                                                                     2001                  2000
                                                                            ------------------    -------------------
Net income (loss)                                                           $         (1.5)       $          2.9
Foreign currency translation adjustments, net of income tax
    benefit (expense) of $(0.2) million and $0.6 million, respectively                 0.3                  (0.9)
Unrealized gain (loss) on marketable securities and derivative instruments, net of income tax benefit (expense) of $5.1
    million and (0.3) million, respectively                                           (7.6)                  0.5
                                                                            ------------------    -------------------
Comprehensive income (loss)                                                 $         (8.8)       $          2.5
                                                                            ==================    ===================


4.  GOODWILL AND OTHER INTANGIBLES

Intangibles consisted of the following (dollars in millions):

                                      April 1,        December 31,
                                         2001            2000
                                   ---------------- ----------------
Goodwill                             $  58.0           $  58.0
Contract value                            --              15.6
Other                                    8.7               8.7
                                   ---------------- ----------------
                                        66.7              82.3
Accumulated amortization

     Goodwill                            8.3               7.9
     Contract value                       --               5.7
     Other                               4.8               4.5
                                   ---------------- ----------------
                                        13.1              18.1
                                   ---------------- ----------------
Net                                  $  53.6           $  64.2
                                   ---------------- ----------------

The reduction of contract value is related to the sale of the Company's food services division.

5.  NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following (dollars in millions):


                                                              April 1,         December 31,
                                                               2001                2000
                                                         ----------------    ----------------
Revolving loans -
    The Wackenhut Corporation, parent                          $     9.8          $      0.5
    WHC                                                              5.0                10.0
Lease obligation payable in
    installments through 2004 at a
    weighted average rate of 4.5%                                    1.1                 1.3
Other debt principally related to
    security services                                                5.0                 4.7
                                                              -----------         -----------
Total                                                               20.9                16.5
Less: current portion                                                4.6                 5.1
                                                              -----------       - -----------
Total                                                          $    16.3          $     11.4
                                                              ===========         ===========


As of April 1, 2001, the net amount available to the Company from its existing revolving credit and accounts receivable securitization facilities, after deducting $50.0 million accounts receivable sold under the Company's securitization agreement, $58.6 million in outstanding letters of credit, and $9.8 of revolving loans, was $ 69.1 million.

6.  EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighed average number of shares of potential dilutive common stock (in millions except for per share amounts).

                                             April 1,             April 2,
                                               2001                 2000
                                             --------             --------
Basic
Net income (loss)                            $   (1.5)            $    2.9
Weighted average common
   shares outstanding                            15.0                 15.0
                                             --------             --------
Basic earnings (loss) per share              $  (0.10)            $   0.20
                                             --------             --------
Diluted
Net income (loss)                            $   (1.5)            $    2.9
Effect of Wackenhut Corrections
   stock options                                   --                 (0.1)
                                             --------             --------
Net income (loss)                            $   (1.5)            $    2.8
                                             --------             --------
Weighted average common
   shares outstanding                            15.0                 15.0
Assumed exercise of stock
   options, net of common
   shares assumed repurchased
   with the proceeds                               --                  0.1
                                             --------             --------
Adjusted weighted average
   common shares outstanding                     15.0                 15.1
                                             --------             --------
Diluted earnings (loss) per share            $  (0.10)            $   0.19
                                             --------             --------



Common stock equivalents related to stock options if exercised were excluded from the diluted loss per share calculation at April 1, 2001, as their effect would have been anti-dilutive. Options to purchase 924,300 shares of common stock at April 2, 2000, were excluded from the diluted earnings per share calculation as their impact would have been anti-dilutive.

7.  COMMITMENTS AND CONTINGENCIES

During the first quarter of 2001 the Company recorded after tax charges of $5.6 million ($9.3 million pre-tax) representing its share of the losses of its 50% owned affiliated operations in Chile.

The Company has launched a full scale analysis of all aspects of the business in Chile and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile, including the sale of its non-strategic businesses and a bridge loan during the restructuring period, supported by the assets of the businesses to be sold. During fiscal 2000, in connection with a consideration of strategic alternatives with respect to the Chilean operations, the Chilean affiliate received offers for certain segments of its business. However, at the time of the offers, the ownership structure of the Chilean companies would not facilitate the Chilean Company to act upon these offers.

The Chilean affiliates total outstanding debt is approximately $60.0 million, and although several of the affiliates businesses are local market leaders, there can be no assurance that the Chilean affiliate will be able to obtain a bridge loan while it sells non-strategic businesses. The Company has exposure for $32.0 million in letters of credit issued to secure a portion of the Chilean affiliates $60.0 million debt. The Company has also provided comfort letters for approximately $6.8 million. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations secured by the Company's outstanding letters of credit, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position and results of operations.

In December 1999, a Travis County, Texas grand jury indicted twelve of WHC's former facility employees for various types of sexual misconduct. Management believes these indictments are not expected to have any material financial impact on WHC. Eleven of the twelve indicted former employees already resigned from or had been terminated by WHC as a result of WHC initiated investigations over the course of the prior three years. WHC is not providing counsel to assist in the defense of these twelve individuals. The District Attorney in Travis County continues to review WHC documents at the Travis County Facility. At this time WHC cannot predict the outcome of this investigation.

During the third quarter of 2000, WHC recorded an operating charge of $3.8 million ($2.3 million after tax) for the 276-bed Jena Juvenile Justice Center in Jena, Louisiana. The charge represented the expected losses to be incurred on the lease with Correctional Properties Trust (CPV), including lease costs and property taxes. Management estimates that the facility will remain inactive through the end of 2001.

WHC is continuing its efforts to sublease or find an alternative correctional use for the facility. If WHC is unable to sublease or find an alternative correctional use for the facility by the end of 2001, there would be an adverse impact on WHC's and the Company's financial position, future results of operations and future cash flows.

8. BUSINESS SEGMENTS

The Company's principal segments are grouped based on similarity of business services provided and the type of customer for which these services are offered. These services consist of global security services, correctional services and flexible staffing services. The Company is a major provider of global business services including providing security-related and other support services to business and government, developing and managing privatized correctional, detention and public sector mental health services through WHC, a 57% owned public subsidiary, and providing worksite employees and temporary staffing. For segment reporting, the accounts of the Company's captive insurance company have been included in unallocated corporate expenses. Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation. Direct general and administrative expenses are allocated based on usage.

                                                              Thirteen weeks ended
                                                        ----------------------------------
                                                         April 1, 2001      April 2, 2000
                                                        ---------------     --------------
Revenues:
     Global Security services                                $298.0             $284.4
     Correctional services                                    135.0              130.5
     Flexible Staffing services                               230.5              178.5
                                                             ------             ------
Total Revenues                                               $663.5             $593.4
                                                             ======             ======

Operating Income:
     Global Security services                                $ 10.2             $  7.7
     Correctional services                                      2.5                5.6
     Flexible Staffing services                                 0.9                0.7
     Unallocated corporate expenses                            (5.7)              (5.9)
                                                             ------             ------
Total operating income                                       $  7.9             $  8.1
                                                             ======             ======
Equity Income (Loss) of Affiliates, net of taxes:
     Global Security services                                $ (5.4)            $  0.4
     Correctional services                                      0.9                1.1
                                                             ------             ------
Total equity income                                          $ (4.5)            $  1.5
                                                             ======             ======
Capital Expenditures:
     Global Security services                                $  0.3             $  0.2
     Correctional services                                      2.6               10.1
     Flexible Staffing services                                 0.1                0.2
     Unallocated corporate expenditures                         0.3                0.2
                                                             ------             ------
Total capital expenditures                                   $  3.3             $ 10.7
                                                             ======             ======

Depreciation and Amortization:
     Global Security services                                $  3.2             $  3.1
     Correctional services                                      2.5                2.1
     Flexible Staffing services                                 0.6                0.6
     Unallocated corporate expenses                             0.5                0.5
                                                             ------             ------
Total depreciation and amortization expense                  $  6.8             $  6.3
                                                             ======             ======


                                             April 1,       December 31,
                                               2001            2000
                                             --------       ------------

Identifiable Assets:
     Global Security services                $186.6            $181.5
     Correctional services                    200.0             223.6
     Flexible Staffing services                83.7              85.0
     Unallocated corporate assets             100.5              80.2
                                             ------            ------
Total identifiable assets                    $570.8            $570.3
                                             ======            ======

DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues in 2000 or in the first quarter of 2001. Minority interest in consolidated foreign subsidiaries has been reflected, net of applicable income taxes, in the accompanying consolidated financial statements. The Company carries its investment in affiliates under the equity method. U.S. income taxes, which would be payable upon remittance of affiliates' earnings to the Company, are provided currently. Long-lived assets consist of property, plant and equipment. A summary of domestic and international operations is shown below:


                                                             THIRTEEN WEEKS ENDED
                                                        -------------------------------
                                                        APRIL 1, 2001     APRIL 2, 2000
                                                        -------------     -------------
Revenues:
     Domestic operations                                     $592.4             $518.2
     International operations                                  71.1               75.2
                                                             ------             ------
Total Revenues                                               $663.5             $593.4
                                                             ======             ======
Operating Income:
     Domestic operations                                     $  5.0             $  1.6
     International operations                                   2.9                6.5
                                                             ------             ------
Total operating income                                       $  7.9             $  8.1
                                                             ======             ======
Equity Income (Loss) of Affiliates, net of taxes:
     Domestic operations                                     $  0.1             $  0.1
     International operations                                  (4.6)               1.4
                                                             ------             ------
Total equity income                                          $ (4.5)            $  1.5
                                                             ======             ======
Capital Expenditures:
     Domestic operations                                     $  2.2             $  7.9
     International operations                                   1.1                2.8
                                                             ------             ------
Total capital expenditures                                   $  3.3             $ 10.7
                                                             ======             ======
Depreciation and Amortization:
     Domestic operations                                     $  5.3             $  4.8
     International operations                                   1.5                1.5
                                                             ------             ------
Total depreciation and amortization expense                  $  6.8             $  6.3
                                                             ======             ======

                                                        APRIL 1, 2001    DECEMBER 31, 2000
                                                        -------------    ------------------
Long-lived Assets:
     Domestic operations                                     $ 61.4             $ 61.1
     International operations                                  17.6               18.3
                                                             ------             ------
Total long-lived assets                                      $ 79.0             $ 79.4
                                                             ======             ======


THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Wackenhut Corporation, a Florida corporation, and subsidiaries (the "Company" or "TWC") is a major provider of global business services including providing security-related and other support services to business and government, developing and managing privatized correctional, detention and public sector mental health services facilities through Correctional Services or WHC, a 57% owned public subsidiary, and providing employee leasing and temporary staffing. Global Security Services includes security operations, facility management and fire and emergency medical services. WHC designs, constructs, finances and manages correctional, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. The Company's flexible staffing business includes worksite employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services. The Company partially sold certain assets of its food service division, part of Security Services, and anticipates completion of the sale in the second quarter 2001.

FINANCIAL CONDITION

Reference is made to the Company's Annual Report to Shareholders, filed as
Exhibit 13.0 with the Company's Annual Report Form 10-K for the fiscal year ended December 31, 2000, for further discussion and analysis of information pertaining to the Company's financial condition.

LIQUIDITY

The Company's borrowing capacity under its Credit Facility and securitization agreement totals $187.5 million. As of April 1, 2001, the net amount available to the Company from its existing revolving credit and accounts receivable securitization facilities, after deducting $50.0 million accounts receivable sold under the Company's securitization agreement, $58.6 million in outstanding letters of credit, and $9.8 of revolving loans, was $ 69.1 million. Some of the Company's $58.6 million of outstanding letters of credit are in support of international operations including support of the affiliate in Chile of $32.0 million.

During the first quarter of 2001, the Company recorded after-tax charges of $5.6 million ($9.3 million pre-tax) representing its share of the losses of its 50% owned affiliated operations in Chile.

The Company has launched a full scale analysis of all aspects of the business in Chile and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile, including the sale of its non-strategic businesses and a bridge loan during the restructuring period, supported by the assets of the businesses to be sold. During fiscal 2000, in connection with a consideration of strategic alternatives with respect to the Chilean operations, the Chilean affiliate received offers for certain segments of its business. However, at the time of the offers, the ownership structure of the Chilean companies would not facilitate the Chilean Company to act upon these offers.

The Chilean affiliates total outstanding debt is approximately $60.0 million, and although several of the affiliates businesses are local market leaders, there can be no assurance that the Chilean affiliate will be able to obtain a bridge loan while it sells non-strategic businesses. The Company has exposure for $32.0 million in letters of credit issued to secure a portion of the Chilean affiliates $60.0 million debt. The Company has also provided comfort letters for approximately $6.8 million. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations secured by the Company's outstanding letters of credit, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position and results of operations.

During fiscal 2000, the Company began a review of its international security operations in order to enhance quality revenue and earnings growth by focusing its resources in international markets where it can achieve proper critical mass. In aligning its international resources with this strategy, conditions may arise that indicate an impairment of an investment, particularly in certain subsidiaries and affiliates that are experiencing liquidity problems, which could have an adverse impact on the Company's results of operations and cash position.

During the third quarter of 2000, WHC recorded an operating charge of $3.8 million ($2.3 million after tax) for the 276-bed Jena Juvenile Justice Center in Jena, Louisiana. The charge represented the expected losses to be incurred on the lease with Correctional Properties Trust (CPV), including lease costs and property taxes. Management estimates that the facility will remain inactive through the end of 2001.

WHC is continuing its efforts to sublease or find an alternative correctional use for the facility. If WHC is unable to sublease or find an alternative correctional use for the facility by the end of 2001, there would be an adverse impact on WHC's and the Company's financial position, future results of operations and future cash flows.

WHC's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to meet certain financial covenants included in its $220 million operating lease facility and $30 million revolving credit facility. A substantial decline in WHC's financial performance as a result of an increase in operational expenses relative to revenue could negatively impact WHC's ability to meet these covenants, and could therefore limit WHC's access to capital. As of April 1, 2001, approximately $154.3 million of WHC's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties in operation. Also as of April 1, 2001, $5.0 million was outstanding of WHC's $30 million multi-currency revolving credit facility.

Current cash requirements consist of amounts needed for capital expenditures, increased working capital needs resulting from corporate growth and business expansion, payment of liabilities incurred in the operation of the Company's business, the renovation or construction of correctional facilities by WHC, and possible acquisitions. The Company continues to expand its domestic and international businesses and to pursue major contracts, some of which may require substantial initial cash outlays, which are partially or fully recoverable over the original term of the contract

Management believes that cash on hand, cash provided by operating activities and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the Company's business through 2001. Management will continue to review its capital/financial planning alternatives to ensure long-term financial capital access and availability. Proceeds from the sale of the Company's food services division were used for general corporate purposes.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities and international investments. In addition, WHC is exposed to market risks arising from changes in interest rates with respect to its $220.0 million operating lease facility and the $30.0 million revolving credit facility. Based on the Company's interest rate and foreign exchange rate position at April 1, 2001, a hypothetical 100 basis point change in market interest rate or a 10% change in the historical currency rates would not have a material effect on the Company's financial position or results of operations over the next fiscal year.

*FORWARD-LOOKING STATEMENTS The management's discussion and analysis of financial condition and results of operations, corporate profile, letter to shareholders, and the May 4, 2001 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the corporation operates. These sections of the annual report also include beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations by its organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):

                                                                              Thirteen weeks ended
                                                               ---------------------------------------------------
                                                                                                Restated*
                                                                    April 1, 2001              April 2, 2000
                                                               ------------------------  -------------------------
                                                                   $            %             $             %
                                                               -----------  -----------  -------------  ----------
REVENUES (a)
  Global Security Services                                          298.0       45.0          284.4         47.9
  Correctional Services                                             135.0       20.3          130.5         22.0
  Flexible Staffing Services                                        230.5       34.7          178.5         30.1
                                                               -----------  -----------  -------------  ----------
     Consolidated revenues                                          663.5      100.0          593.4        100.0
                                                               ===========  ===========  =============  ==========

OPERATING INCOME (b)
  Global Security Services                                           10.2        3.4            7.7          2.7
  Correctional Services                                               2.5        1.9            5.6          4.3
  Flexible Staffing Services                                          0.9        0.4            0.7          0.4
  Unallocated corporate expense                                      (5.7)      (0.9)          (5.9)        (1.0)
                                                               -----------               -------------
      Consolidated operating income                                   7.9        1.2            8.1          1.4
                                                               ===========               =============

-------------
*    Restated for the adoption of SAB No. 101.
(a)  Represents percent of total revenues.
(b)  Represents percent of respective business related revenues.


COMPARISON OF FIRST QUARTER ENDED APRIL 1, 2001 AND RESTATED FIRST QUARTER ENDED APRIL 2, 2000

REVENUES

Global Security Services

First quarter 2001 Global Security Services' revenues increased $13.6 million, or 4.8%, to $298.0 million from $284.4 million in the first quarter 2000. North American market revenues increased $13.6 million, or 5.6%, to $256.7 million in the first quarter of 2001 from $243.1 million in the first quarter 2000. There was continued expansion of revenues from national accounts due to new contracts and increases in existing contracts. International market revenues remained the same at $41.3 million for both the first quarter 2001 and first quarter 2000.

Correctional Services

First quarter 2001 Correctional Services' revenues increased $4.5 million, or 3.4%, to $135.0 million from $130.5 million in the comparable quarter last year. Approximately $12.8 million of the increase in revenues in the first quarter 2001 compared to the first quarter 2000 is attributable to increased compensated resident days resulting from the opening of two facilities in 2000 and two facilities in the first quarter 2001. The number of compensated resident days in domestic facilities increased to 2,295,225 in the first quarter 2001 from 2,165,872 in the first quarter 2000. Compensated resident days in Australian facilities decreased to 449,999 from 486,346 for the comparable periods primarily due to lower compensated resident days at the immigration detention facilities. Revenues decreased by approximately $7.1 million in the first quarter 2001 compared to first quarter 2000 due to the substantial completion of construction of South Florida State Hospital. Revenues also decreased by approximately $1.7 million in first quarter 2001 as compared to the same period in 2000 due to the cessation of operations at the Jena Juvenile Justice Center. The balance of the increase in revenues was attributable to facilities open during all of both periods. The average facility occupancy in domestic facilities was 96.9% of capacity in the first quarter 2001 compared to 97.3% in the first quarter 2000.

Staffing Services

Staffing Services' first quarter 2001 revenues increased $52.0 million, or 29.1%, to $230.5 million from $178.5 million in the comparable quarter last year. Leased employees grew to approximately 38,000 at the end of the first quarter 2001 from 31,000 at the end of the first quarter 2000. Temporary placement hours decreased 9.8% to approximately 791,000 during the first quarter 2001 from approximately 877,000 during the first quarter 2000 due to lower demand from a major client and lower demand in the midwest light industrial segment.

OPERATING INCOME

First quarter 2001 consolidated operating income decreased $0.2 million, or 2.5%, to $7.9 million from $8.1 million in the first quarter 2000. First quarter 2001 operating income was reduced by $3.5 million of start-up costs associated with the opening of two domestic facilities by correctional services compared to $0.2 million for the first quarter 2000. Operating income also had the favorable impact of award fees for government contract work in security services. The operating margin for the first quarter 2000 decreased to 1.2% as compared to 1.4% for the comparable first quarter 2000. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and overtime premium increase at a faster rate than the per diem or fixed rates received by the Company for its services or cannot be passed on to clients.

Security Services

Security Services' business operating income increased $2.5 million, or 32.5%, to $10.2 million in the first quarter 2001 from $7.7 million for the comparable quarter last year. North American market operating income increased $2.2 million, or 33.8%, to $8.7 million in the first quarter 2001 from $6.5 million in the first quarter 2000. This increase can be attributed mainly to award fees associated with the Company's contract at the Department of Energy's Oak Ridge facility which were not available for award in the first quarter of 2000 and increased revenue growth. North American market operating income as a percentage of revenues increased 70 basis points to 3.4% in the first quarter 2001 compared to the same quarter 2000, due primarily to award fees now only recognized when formally awarded under SAB No. 101. Security Services operating income in the international market increased $0.3 million to $1.5 million in the first quarter 2001 from $1.2 million in the first quarter 2000.

During fiscal 2000, the Company began a review of its international security operations in order to enhance quality revenue and earnings growth by focusing its resources in international markets where it can achieve proper critical mass. In aligning its international resources with this strategy, conditions may arise that indicate an impairment of an investment, particularly in certain subsidiaries and affiliates that are experiencing liquidity problems, which could have an adverse impact on the Company's results of operations and cash position.

Correctional Services

First quarter 2001 operating income decreased $3.1 million, or 54.4%, to $2.5 million from $5.6 million in the comparable period in 2000. As a percentage of revenue, operating income decreased to 1.9% in the first quarter 2001 from 4.3% in the first quarter 2000. This decrease is due principally to $3.5 million in start-up expenses related to the opening of two facilities. In addition, secondary factors contributing to this decrease include expenses related to construction activities and increases in general and comprehensive liability insurance premiums. WHC continues to incur increasing insurance costs due to adverse claims experience. WHC is implementing a strategy to improve the management of future loss claims incurred by WHC but can provide no assurances that this strategy will be successful. Unanticipated additional insurance costs could adversely impact WHC's and the Company's Fiscal 2001 results of operations.

STAFFING SERVICES

The operating profit of Staffing Services was $0.9 million in the first quarter 2001 compared to $0.7 million for the first quarter 2000. This increase is attributable to revenue growth.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate general and administrative expenses decreased 3.4% to $5.7 million in the first quarter 2001 from $5.9 million in the first quarter 2000. As a percentage of consolidated revenues, unallocated corporate general and administrative expenses remained relatively the same at 0.9% of revenues in the first quarter 2001 versus 1.0% in the first quarter 2000.

OTHER INCOME/EXPENSE

The Company incurred other expense of $0.6 million in the first quarter 2001 and in the first quarter 2000. Investment income increased $0.4 million to $1.7 million in the first quarter 2001 from $1.3 million in the first quarter 2000. This increase is primarily attributable to increased returns related to an increase in the average balance outstanding of the Company's reinsurance subsidiary's marketable securities. Interest expense increased $0.4 million to $2.3 million in the first quarter 2001 from $1.9 million in the first quarter 2000, which is primarily attributable to higher interest rates.

MINORITY INTEREST

Minority interest (net of income taxes) decreased $0.9 million to $1.4 million in the first quarter 2001 from $2.3 million in the first quarter 2000, reflecting principally the decrease in earnings of WHC.

EQUITY INCOME (LOSS) OF AFFILIATES

Equity loss of affiliates (net of income taxes) was $4.5 million in the first quarter 2001 compared to income of $1.5 million for the first quarter 2000. The loss in the first quarter of 2001 was due to the Company recording after tax charges of $5.6 million ($9.3 million pre-tax) representing its share of losses of its 50% owned affiliated operations in Chile.

The Company has launched a full scale analysis of all aspects of the business in Chile and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile, including the sale of its non-strategic businesses and a bridge loan during the restructuring period, supported by the assets of the businesses to be sold. During fiscal 2000, in connection with a consideration of strategic alternatives with respect to the Chilean operations, the Chilean affiliate received offers for certain segments of its business. However, at the time of the offers, the ownership structure of the Chilean companies would not facilitate the Chilean Company to act upon these offers. See the "Liquidity" section for additional discussion regarding Chile.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

NET INCOME (LOSS)

Net loss was $1.5 million for the first quarter 2001, or $0.10 basic loss per share, as compared to $2.9 million income, or $0.20 basic earnings per share for the same period in 2000. Loss per share on a diluted basis was $0.10 in the first quarter 2001 compared to income of $0.19 per share for the same period in 2000. Goodwill amortization, after tax, amounted to $0.3 million for both the first quarter 2001 and first quarter 2000. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.02 more for both the first quarters 2001 and 2000. In addition, diluted earnings per share would have been $0.01 more and $0.02 more for the first quarter 2001 and the first quarter 2000, respectively.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 1999, a Travis County, Texas grand jury indicted twelve of WHC's former facility employees for various types of sexual misconduct. Management believes these indictments are not expected to have any material financial impact on WHC. Eleven of the twelve indicted former employees already resigned from or had been terminated by WHC as a result of WHC initiated investigations over the course of the prior three years. WHC is not providing counsel to assist in the defense of these twelve individuals. The District Attorney in Travis County continues to review WHC documents at the Travis County Facility. At this time WHC cannot predict the outcome of this investigation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits - None

(b).  Reports on Form 8-K

The Company did not file a Form 8-K during the first quarter of 2001.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirteen weeks ended April 1, 2001 to be signed on its behalf by the undersigned hereunto duly authorized.

THE WACKENHUT CORPORATION


DATE: May 10, 2001     /s/  PHILIP L. MASLOWE
                  ----------------------------------------
                  EXECUTIVE VICE PRESIDENT,
                   CHIEF FINANCIAL OFFICER


DATE: May 10, 2001     /s/  JUAN D. MIYAR
                  ----------------------------------------
                         Juan D. Miyar,
                  VICE PRESIDENT AND CORPORATE CONTROLLER