Form 10-Q
period 2001-07-01
WACKENHUT CORP
filed 2001-08-13
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      _____

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended July 1, 2001

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

                                Yes [X]  No [ ]

At August 7, 2001, 3,855,582 shares of the registrant's Series A Common Stock were issued and outstanding and 11,172,249 shares of Series B Common Stock were issued and outstanding.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended July 1, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2001.

                   The Wackenhut Corporation and Subsidiaries
                        Consolidated Statements of Income
               FOR THE PERIODS ENDED JULY 1, 2001 and JULY 2, 2000
                       (In millions except per share data)
                                    UNAUDITED

                                                             Thirteen Weeks Ended    Twenty-six Weeks Ended
                                                             --------------------    ----------------------
                                                                        *Restated                *Restated
                                                              2001        2000         2001         2000
                                                             --------    --------    ---------    ---------
REVENUES                                                     $  686.0    $  617.3    $ 1,349.5    $ 1,210.7

OPERATING EXPENSES
   Payroll and related taxes                                    547.4       494.4      1,081.2        953.9
   Other operating expenses                                     123.9       108.2        238.9        227.7
   Depreciation and amortization expense                          6.8         6.1         13.6         12.4
                                                             --------    --------     --------     --------
                                                                678.1       608.7      1,333.7      1,194.0

OPERATING INCOME                                                  7.9         8.6         15.8         16.7
                                                             --------    --------     --------     --------
OTHER INCOME (EXPENSE)
   Interest and investment income                                 1.6         2.0          3.3          3.3
   Interest expense                                              (1.4)       (2.0)        (3.7)        (3.9)
                                                             --------    --------     --------     --------
INCOME BEFORE INCOME TAXES                                        8.1         8.6         15.4         16.1
INCOME TAXES                                                     (3.1)       (3.4)        (6.0)        (6.4)

MINORITY INTEREST, NET OF INCOME
   TAXES OF $1.6, $1.6, $2.5, and $3.1                           (2.5)       (2.3)        (3.9)        (4.6)
EQUITY IN INCOME (LOSS) OF AFFILIATES, NET OF INCOME
   TAX (BENEFIT) PROVISION OF $(0.8), $1.4, $(3.8), $2.5         (1.5)        2.2         (6.0)         3.7
                                                             --------    --------     --------     --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                   $    1.0    $    5.1     $   (0.5)    $    8.8
CUMULATIVE EFFECT OF CHANGE  IN
   ACCOUNTING PRINCIPLE                                            --          --           --         (0.8)
                                                             --------    --------     --------     --------
NET INCOME (LOSS)                                            $    1.0    $    5.1     $   (0.5)    $    8.0
                                                             ========    ========     ========     ========
EARNING (LOSS) PER SHARE
Basic
   Income (loss) before cumulative effect of
   change in accounting principle                             $  0.07    $   0.34     $  (0.03)    $   0.59
   Cumulative effect of change in accounting principle             --          --           --        (0.05)
                                                              -------    --------     --------     --------
   Net income (loss)                                          $  0.07    $   0.34     $  (0.03)    $   0.54
                                                              =======    ========     ========     ========
Diluted
   Income (loss) before cumulative effect of
   change in accounting principle                             $  0.06    $   0.34        (0.04)    $   0.58
   Cumulative effect of change in accounting principle             --          --           --        (0.05)
                                                              -------    --------     --------     --------
   Net income (loss)                                          $  0.06    $   0.34     $  (0.04)    $   0.52
                                                              =======    ========     ========     ========

BASIC WEIGHTED AVERAGE SHARE OUTSTANDING                         15.0        15.0         15.0         15.0
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                      15.3        15.1         15.0         15.1

*Restated for the adoption of SAB No. 101.


See accompanying notes to unaudited consolidated financial statements.

                   The Wackenhut Corporation and Subsidiaries
                           Consolidated Balance Sheets
                         (In millions except share data)


                                                                                           July 1,
                                                                                            2001            December 31,
                                                                                          Unaudited             2000
                                                                                        -------------       -------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                         $        54.2       $        60.8
      Accounts receivable, net                                                                  224.9               218.4
      Inventories                                                                                 9.2                11.5
      Deferred taxes                                                                             15.1                12.1
      Prepaid expenses                                                                            9.6                10.6
      Other                                                                                      14.1                15.1
                                                                                        -------------       -------------
                                                                                                327.1               328.5
                                                                                        -------------       -------------

MARKETABLE SECURITIES                                                                            50.7                37.3
                                                                                        -------------       -------------

PROPERTY AND EQUIPMENT                                                                          122.7               118.2
       Less:  accumulated depreciation and amortization                                         (44.4)              (38.8)
                                                                                        -------------       -------------
                                                                                                 78.3                79.4
                                                                                        -------------       -------------

DEFERRED TAXES                                                                                   13.1                 7.5
                                                                                        -------------       -------------
OTHER ASSETS
      Goodwill, net                                                                              50.8                50.1
      Other intangibles, net                                                                      5.8                14.1
      Investment in and advances to affiliates                                                   35.0                44.9
      Other                                                                                       9.6                 8.5
                                                                                        -------------       -------------
                                                                                                101.2               117.6
                                                                                        -------------       -------------
                                                                                        $       570.4       $       570.3
                                                                                        =============       =============


            (Continued)

                    The Wackenhut Corporation and Subsidiaries
                           Consolidated Balance Sheets
                         (In millions except share data)

                                                                                         July 1,
                                                                                          2001             December 31,
                                                                                        Unaudited              2000
                                                                                        ------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable and current portion of long-term debt                               $        4.2        $        5.1
      Accounts payable                                                                          30.3                36.9
      Accrued payroll and related taxes                                                         97.8                90.3
      Accrued expenses                                                                          66.1                65.6
                                                                                        ------------        ------------
                                                                                               198.4               197.9

RESERVES FOR INSURANCE LOSSES                                                                   95.8                92.7
                                                                                        ------------        ------------

LONG-TERM DEBT, net of current portion                                                           2.3                11.4
                                                                                        ------------        ------------

DEFERRED REVENUE                                                                                11.3                12.8
                                                                                        ------------        ------------

OTHER                                                                                           36.4                19.6
                                                                                        ------------        ------------
COMMITMENTS AND CONTINGENCIES (note 7)
MINORITY INTEREST                                                                               56.1                58.1
                                                                                        ------------        ------------
SHAREHOLDERS' EQUITY
Preferred stock, 10 million shares authorized, none outstanding                                   --                  --
Common stock, $.10 par value, 50 million shares authorized:
      Series A, 3.9 million shares issued and outstanding                                        0.4                 0.4
      Series B, 11.1 million shares issued and outstanding                                       1.1                 1.1
Additional paid-in capital                                                                     123.0               121.9
Retained earnings                                                                               67.3                67.8
Accumulated other comprehensive loss                                                           (21.7)              (13.4)
                                                                                        ------------        ------------
                                                                                               170.1               177.8
                                                                                        ------------        ------------

                                                                                             $ 570.4             $ 570.3
                                                                                        ============        ============

See accompanying notes to unaudited consolidated financial statements.

                   The Wackenhut Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
          FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2001 AND JULY 2, 2000
                                  (In millions)
                                    UNAUDITED

                                                                                                       Restated *
                                                                                     July 1,             July 2,
                                                                                      2001                2000
                                                                                   ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                  $     (0.5)         $      8.0
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
       Cumulative effect of change in accounting principle                                 --                 0.8
       Depreciation and amortization                                                     13.6                12.4
       Deferred taxes                                                                    (8.6)                0.3
       Provision for bad debts                                                            2.5                 1.1
       Equity in loss (income), net of dividends received                                12.4                (4.8)
       Minority interest in net income, net of income taxes                               3.9                 4.6
       Tax benefit from exercise of stock options                                         0.2                   -
       Other                                                                             (1.2)               (0.5)
Changes in operating assets and liabilities, net of divestitures -
       Accounts receivable                                                               12.4                (8.1)
       Inventories                                                                       (3.9)               (1.5)
       Prepaid expenses                                                                   0.9                 1.9
       Other current assets                                                               0.5                (2.1)
       Other assets                                                                      (3.0)               (2.1)
       Accounts payable and accrued expenses                                             (8.3)                6.2
       Accrued payroll and related taxes                                                  7.5                 2.8
       Reserves for insurance losses                                                      3.1                 4.2
       Other liabilities                                                                  3.4                 0.9
                                                                                   ----------          ----------
Net Cash Provided By Operating Activities                                                34.9                24.1
                                                                                   ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of food service division                                       14.6                  --
       Payments for contingent acquisition fees                                          (1.9)              (10.3)
       Net investment in and advances to affiliates and joint ventures                    0.1                (6.7)
       Capital expenditures                                                              (6.4)              (16.9)
       Sales of marketable securities                                                    40.2                 9.3
       Purchases of marketable securities                                               (53.5)               (6.9)
                                                                                   ----------          ----------
Net Cash Used In Investing Activities                                                    (6.9)              (31.5)
                                                                                   ----------          ----------

                                   (Continued)

                   The Wackenhut Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
          FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2001 AND JULY 2, 2000
                                  (In millions)
                                    UNAUDITED
                                   (continued)

                                                                                                            Restated *
                                                                                            July 1,           July 2,
                                                                                             2001              2000
                                                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                                                        $    203.9         $    210.1
   Payments on debt                                                                          (213.8)            (188.2)
   Net cash settlements from sales of accounts receivable                                     (21.5)              (8.0)
   Shares repurchased and retired, including subsidiary's                                        --               (4.9)
                                                                                         ----------         ----------
Net Cash (Used in) Provided by Financing Activities                                           (31.4)               9.0
                                                                                         ----------         ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                   (3.2)              (1.6)
                                                                                         ----------         ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (6.6)                --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 60.8               67.0
                                                                                         ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $     54.2         $     67.0
                                                                                         ==========         ==========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for - interest                                                    $ 3.6              $ 4.0
                                - income tax                                                  $ 6.7              $ 3.9

  * Restated for adoption of SAB No. 101.

See accompanying notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (TABULAR DOLLAR INFORMATION IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC." The results for the twenty-six weeks ended July 1, 2001 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to current year presentation. Accounts receivable are net of allowances of $6.3 million and $4.8 million at July 1, 2001 and December 31, 2000, respectively.

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

The Company and WHC adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. WHC's 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of WHC has determined the swaps to be effective cash flow hedges. Accordingly, WHC recorded its share of the affiliate's change in other comprehensive income as a result of applying SFAS 133. As of July 1, 2001, the swaps approximated $9.1 million which is reflected as a reduction in shareholders' equity in WHC's financial statements for the quarter ended July 1, 2001, and approximately $5.2 million in the Company's financial statements for the same period.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was effective for servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", and revises the accounting and disclosure of such transactions, however, most of SFAS No. 125's provisions will continue to be applicable. On December 30, 1997, the Company entered into an agreement with a financial institution to sell on a continuous basis undivided interests in certain, eligible trade accounts receivable. In accordance with SFAS No. 140 during the second quarter 2001, and in accordance with SFAS 125 during all previous periods, the Company removes receivable balances from the consolidated balance sheets at the time the receivables are sold. Costs associated with the sale of receivables, primarily related to the consolidated discount and loss on sale, are included in "Interest expense" in the consolidated statements of income.

In June 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The Company does not expect the adoption of SFAS 141 to have an impact on its financial position, results of operations or cash flows.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS 142 and believes, excluding impairments, net income for fiscal year 2002 will be increased, since goodwill is no longer subject to amortization, by approximately $2.3 million or $0.15 per diluted share, excluding any possible tax impact.

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of affiliates approximated $12.1 million and $27.6 million at July 1, 2001 and December 31, 2000, respectively, and is included in "Investment in and advances to affiliates" in the accompanying consolidated balance sheets. This decrease in undistributed earnings is primarily attributable to losses the Company recorded on its Chilean affiliate. The following is a summary of condensed unaudited financial information pertaining to affiliates:


                                                                                July 1,            December 31,
                                                                                 2001                  2000
                                                                          -----------------    -------------------
Balance sheet items:
    Current assets                                                        $       179.5          $    190.0
    Non-current assets                                                            401.9               365.0
    Current liabilities                                                           157.4               147.3
    Non-current liabilities                                                       346.7               320.7
    Minority interest liability                                                     0.5                 0.4

                                                                                July 1,               July 2,
                                                                                 2001                  2000
                                                                         -----------------    -------------------
Income statement items for the twenty-six weeks ended:
    Revenues                                                              $       354.6          $    297.2
    Operating income                                                               16.5                24.5
    Income before taxes                                                            (5.4)               23.9

3. COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income (loss) are as follows:


                                                                           Thirteen weeks ended        Twenty-six weeks ended
                                                                           --------------------        ----------------------
                                                                           July 1,      July 2,         July 1,       July 2,
                                                                            2001         2000            2001          2000
                                                                           --------     -------        ---------     --------

Income (loss)                                                              $    1.0     $   5.1        $    (0.5)    $    8.0
Foreign currency translation adjustments, net of income tax
    benefit of $2.3, $0.5, $2.1, and $1.4, respectively                        (3.5)       (0.7)            (3.2)        (1.6)
Cumulative effect of change in accounting principle related
    to WHC's affiliate's derivative instruments, net of income
    tax benefit of $4.6 million                                                                             (6.9)
Unrealized gain on WHC's affiliate's derivative instruments, net of income tax expense of $1.9 million and $1.1 million,
    respectively                                                                2.8                          1.7
Unrealized gain (loss) on marketable securities, net of
    income tax benefit (expense) of $0.2, $(0.1), $(0.1), and
    $(0.4), respectively                                                       (0.3)        0.1              0.1          0.6
                                                                           --------    --------        ---------     --------
Comprehensive income (loss)                                                $     --    $    4.5        $    (8.8)    $    7.0
                                                                           ========    ========        =========     ========


4. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consisted of the following:

                                       July 1,         December 31,
                                         2001              2000
                                   ---------------- ----------------

Goodwill                             $   59.6          $  58.0
Contract value                             --             15.6
Other                                    10.7              8.7
                                   ---------------- ----------------
                                         70.3             82.3
Accumulated amortization
     Goodwill                             8.8              7.9
     Contract value                        --              5.7
     Other                                4.9              4.5
                                   ---------------- ----------------
                                         13.7             18.1
                                   ---------------- ----------------
Net                                   $  56.6          $  64.2
                                   ================ ================

The reduction of contract value is related to the sale of the Company's food services division.

5. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                               July 1,       December 31,
                                                                2001             2000
                                                            -------------- ------------------
Revolving loans -
    The Wackenhut Corporation, parent                             $0.5           $0.5
    WHC                                                             --           10.0
Lease obligation payable in
    installments through 2004 at a
    weighted average rate of 4.5%                                  1.0            1.3
Other debt principally related to
    security services                                              5.0            4.7
                                                            -------------- ------------------
Total                                                              6.5           16.5
Less: current portion                                              4.2            5.1
                                                            -------------- ------------------
Total                                                             $2.3          $11.4
                                                            ============== ==================

As of July 1, 2001, the net amount available to the Company from its existing revolving credit and accounts receivable securitization facilities, after deducting $46.0 million accounts receivable sold under the Company's securitization agreement, $58.4 million in outstanding letters of credit, and $0.5 million revolving loans, was $82.6 million.

On December 20, 1997, the Company entered into an agreement (the "Securitization Agreement") with a financial institution to sell on a continuous basis undivided interests in certain, eligible trade accounts receivable. On January 26, 2001, the Company amended, restated and extended the Securitization Agreement to expire in January 2002, where it may be extended further upon the financial institution's acceptance. Pursuant to the Securitization Agreement, the Company formed Wackenhut Funding Corporation ("WFC"), a wholly owned, non-qualifying special purpose, bankruptcy-remote subsidiary. WFC was formed for the sole purpose of buying and selling receivables generated by the Company, where the Company sells all of their accounts receivable to WFC irrevocably and without recourse. From time to time and in accordance with the Securitization Agreement, WFC will sell undivided interests in these receivables to the financial institution, up to a maximum purchase limit of $75 million. This two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." There were $46.0 million and $67.5 million accounts receivable sold under the Securitization Agreement at July 1, 2001 and December 31, 2001, respectively, where such amounts were removed from the consolidated balance sheet. The costs associated with this sale of receivables are based on the volume of receivables sold and existing markets for A2/P2 commercial paper and primarily relate to the discount and loss on sale. Such costs are included in "Interest Expense" in the consolidated statements of income and were $0.7 million and $1.1 million for the three months ending July 1, 2001 and July 2, 2000, respectively, and $1.7 and $2.3 for the six months ending July 1, 2001 and July 2, 2000 respectively.

6. EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in millions except for per share amounts).


                                                                       Thirteen Weeks Ended       Twenty-six Weeks Ended
                                                                       -----------------------    ------------------------
                                                                       July 1,         July 2,       July 1,       July 2,
                                                                         2001           2000           2001         2000
                                                                       -----------------------    ------------------------
Basic
Net Income (loss)                                                      $    1.0         $   5.1       $  (0.5)     $   8.0
                                                                       --------         -------       -------      -------
Weighted average common shares outstanding                                 15.0            15.0          15.0         15.0
                                                                       --------         -------       -------      -------
Basic earnings (loss) per share                                        $   0.07         $  0.34       $ (0.03)     $  0.54
                                                                       --------         -------       -------      -------

Diluted
Net Income (loss)                                                      $    1.0         $   5.1       $  (0.5)     $   8.0
Effect of subsidiary's stock options                                         --              --          (0.1)        (0.1)
                                                                       --------         -------       -------      -------
Net Income (loss)                                                      $    1.0         $   5.1       $  (0.6)     $   7.9
                                                                       --------         -------       -------      -------
Weighted average common shares outstanding                                 15.0            15.0          15.0         15.0
Assumed exercise of stock options, net of common
      shares assumed repurchased with the proceeds                          0.3             0.1            --          0.1
                                                                       --------         -------       -------      -------
Adjusted weighted average common shares outstanding                        15.3            15.1          15.0         15.1
                                                                       --------         -------       -------      -------
Diluted earnings per share                                             $   0.06         $  0.34       $ (0.04)     $  0.52
                                                                       --------         -------       -------      -------



Common stock equivalents related to stock options if exercised were excluded from the diluted loss per share calculation for the six month period ended July 1, 2001 as their effect would have been anti-dilutive. Options to purchase shares of 786,800, 1,599,000, and 315,000 of common stock for the thirteen weeks ended July 1, 2001, and July 2, 2000, and for the twenty-six weeks ended July 2, 2000, respectively, were excluded from the diluted earnings per share calculation as their impact would have been anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

Through the first half of 2001, the Company recorded after-tax charges of $8.8 million ($14.7 million pre-tax) representing its share of the losses of its 50% owned affiliated operations in Chile.

The Company has launched a full scale analysis of all aspects of the precarious situation of its affiliated operations in Chile and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile. These alternatives include the sale of its non-strategic businesses, and a stand-still agreement with unsecured lenders and a bridge loan during the restructuring period. However, there can be no assurance that the affiliate will obtain a stand-still agreement and a bridge loan and this could have a material adverse impact on the Company's financial position, results of operations or cash flows. Recently the Company was notified that two of the Chilean unsecured bank lenders notified the affiliate that it was in default on payments of its unsecured loans.

During fiscal 2000, in connection with a consideration of strategic alternatives with respect to the Chilean operations, the Chilean affiliate received inquiries from possible buyers for certain segments of its business. However, at the time of the inquiries, the ownership structure of the Chilean companies would not facilitate the Chilean affiliate to act upon these inquiries. The Chilean affiliate is continuing its efforts to sell certain segments of its business but there can be no assurances that this will occur.

The Chilean affiliates' total outstanding debt is approximately $54.3 million, and there can be no assurance that the Chilean affiliate will be able to generate enough cash from operations or obtain a stand-still agreement with unsecured lenders and a bridge loan while it sells non-strategic businesses. The Company has exposure for $32.0 million of letters of credit issued to secure a portion of the Chilean affiliates $54.3 million debt. The Company has also provided comfort letters for approximately $5.8 million. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations secured by the Company's outstanding letters of credit, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position, results of operations or cash flows.

During fiscal 2000, the Company's management began reviewing its international security operations in order to enhance the quality of revenue and earnings growth. Management determined at that time that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. In aligning its international resources with this strategy, management believes that there may be conditions where the Company may consider exiting a country, or refocusing an operation. As a result, there could be an impairment of assets, or a need to provide for losses, particularly in certain subsidiaries and affiliates that were or are experiencing liquidity issues or were thinly capitalized.

The Company is in the process of realigning its international security management and consolidating its global security operations. During the second quarter 2001, as it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses of approximately $3.2 million associated with various international operations. As the Company continues this process, additional asset impairments and provisions for losses may need to be provided for.

The Company has previously disclosed that the Travis County, Texas District Attorney was reviewing certain WHC documents related to the operation of WHC's facility in Travis County, Texas. WHC no longer operates the facility and has no further information related to the document review.

During the third quarter 2000, WHC recorded an operating charge of $3.8 million ($2.3 million after tax) related to the lease of the 276-bed Jena Juvenile Justice Center in Jena, Louisiana, which had been vacated. The charge represented the expected losses to be incurred on the lease with Correctional Properties Trust (CPV), including lease costs and property taxes for the second half of 2000 and all of 2001. At that time, WHC's management estimated the Jena Facility would remain inactive through the end of 2001.

In June 2001, the Louisiana State Senate passed a resolution requesting the Louisiana Department of Public Safety and Corrections to enter into discussions and negotiations regarding the potential purchase of a facility in LaSalle Parish. Subsequently, the State and WHC in coordination with CPV began discussions regarding the sale of the Jena Facility located in LaSalle Parish.

In addition to these activities, WHC is continuing its efforts to sublease or find an alternative correctional use for the facility including a sale of the facility to a Federal agency. There can be no assurance that WHC and CPV will be able to successfully negotiate with any of these entities for the final sale or alternate use of the facility. In the event the facility is sold or subleased at a loss, WHC would be required to compensate CPV for such loss. If CPV does not complete the sale of the facility prior to December 30, 2001, or if WHC is unable to sublease or find an alternative correctional use for the facility during 2001, an additional charge related to the facility would be required. WHC estimates the impact of any delay past December 30, 2001, to be approximately $2 million per year during the period in which the Facility is expected to be vacant. WHC's total remaining obligation under the lease agreement is approximately $16 million.

On June 30, 2001, WHC's contract with the Arkansas Board of Correction and Community Punishment and the Arkansas Department of Correction for the management of the Grimes and McPherson correctional facilities expired and the contract was discontinued by mutual agreement between the client and WHC. On July 11, 2001, WHC issued a 120-day notice to the Delaware County Board of Prison Inspectors, pursuant to the terms of its contract, to discontinue its operation of the George W. Hill Correctional Facility located in Thorton, Pennsylvania, effective November 11, 2001. Costs associated with the expiration and discontinuation of these contracts were not and are not expected to be significant. WHC does not believe or expects that the expiration and discontinuation of these contracts to have a significant impact on WHC's future results of operations or cash flows.

In December 1997, WHC entered into a $220 million operating lease facility established to acquire and develop new correctional institutions used in its business. As a condition of this facility, WHC unconditionally agreed to guarantee certain obligations of the bank, a party to the operating lease facility. These obligations include, among other things, amounts equal to 88% of amounts outstanding under the operating lease facility.

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


                                                       Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                 ------------------------------   -----------------------------------
                                                  July 1, 2001     July 2, 2000    July 1, 2001       July 2, 2000
                                                 --------------    ------------   --------------    -----------------
Revenues:
     Global security services                    $        297.0   $        287.4  $        595.0   $            571.8
     Correctional services                                141.7            133.9           276.7                264.4
     Flexible staffing services                           247.3            196.0           477.8                374.5
                                                 --------------   --------------  --------------   ------------------
Total revenues                                   $        686.0   $        617.3  $      1,349.5   $          1,210.7
                                                 ==============   ==============  ==============   ==================

Operating Income:
     Global security services                    $          5.7   $          7.5  $         15.9   $             15.2
     Correctional services                                  6.5              5.0             9.0                 10.6
     Flexible staffing services                             0.9              1.1             1.8                  1.8
     Unallocated corporate expenses                        (5.2)            (5.0)          (10.9)               (10.9)
                                                 --------------   --------------  --------------   ------------------
Total operating income                           $          7.9   $          8.6  $         15.8   $             16.7
                                                 ==============   ==============  ==============   ==================

Equity Income (Loss) of Affiliates, net of taxes:
     Global security services                    $         (2.8)  $          1.1  $         (8.2)  $              1.5
     Correctional services                                  1.3              1.1             2.2                  2.2
                                                 --------------   --------------  --------------   ------------------
Total equity income                              $         (1.5)  $          2.2  $         (6.0)  $              3.7
                                                 ==============   ==============  ==============   ==================

Capital Expenditures:
     Global security services                    $          0.9   $          1.3  $          1.2   $              1.3
     Correctional services                                  1.3              4.6             3.9                 14.9
     Flexible staffing services                             0.8              0.2             0.9                  0.4
     Unallocated corporate expenditures                     0.1              0.1             0.4                  0.3
                                                 --------------   --------------  --------------   ------------------
Total capital expenditures                       $          3.1   $          6.2  $          6.4   $             16.9
                                                 ==============   ==============  ==============   ==================

Depreciation and Amortization:
     Global security services                    $          3.4   $          3.1  $          6.6   $              6.2
     Correctional services                                  2.2              1.8             4.7                  3.9
     Flexible staffing services                             0.7              0.6             1.3                  1.2
     Unallocated corporate expenses                         0.5              0.6             1.0                  1.1
                                                 --------------   --------------  --------------   ------------------
Total depreciation and amortization              $          6.8   $          6.1  $         13.6   $             12.4
                                                 ==============   ==============  ==============   ==================

                                                                                   July 1, 2001     December 31, 2000
                                                                                  --------------   ------------------
Identifiable Assets:
     Global security services                                                     $        167.7   $            181.5
     Correctional services                                                                 212.1                223.6
     Flexible staffing services                                                             85.9                 85.0
     Unallocated corporate assets                                                          104.7                 80.2
                                                                                  --------------   ------------------
Total identifiable assets                                                         $        570.4   $            570.3
                                                                                  ==============   ==================


DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues in 2000 or the first half of 2001. Minority interest in consolidated foreign subsidiaries has been reflected, net of applicable income taxes, in the accompanying consolidated financial statements. The Company carries its investment in affiliates under the equity method. U.S. income taxes, which would be payable upon remittance of affiliates' earnings to the Company, are provided currently. Long-lived assets consist of property, plant and equipment. A summary of domestic and international operations is shown below:


                                                           Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                     --------------------------------   ----------------------------------
                                                       July 1, 2001     July 2, 2000       July 1, 2001       July 2, 2000
                                                     ---------------    -------------   ---------------   ----------------
Revenues:
     Domestic operations                             $         611.5  $         542.3  $        1,203.9  $         1,060.5
     International operations                                   74.5             75.0             145.6              150.2
                                                     ---------------  ---------------  ----------------  -----------------
Total revenues                                       $         686.0  $         617.3  $        1,349.5  $         1,210.7
                                                     ===============  ===============  ================  =================

Operating Income:
     Domestic operations                             $           8.8  $           4.9  $           13.8  $             7.9
     International operations                                   (0.9)             3.7               2.0                8.8
                                                     ---------------  ---------------  ----------------  -----------------
Total operating income                               $           7.9  $           8.6  $           15.8  $            16.7
                                                     ===============  ===============  ================  =================

Equity Income (Loss) of Affiliates, net of taxes:
     Domestic operations                             $           0.8  $           0.7  $            0.9  $             0.8
     International operations                                   (2.3)             1.5              (6.9)               2.9
                                                     ---------------  ---------------  ----------------  -----------------
Total equity income                                  $          (1.5) $           2.2  $           (6.0) $             3.7
                                                     ===============  ===============  ================  =================


Capital Expenditures:
     Domestic operations                             $           2.4  $           4.6  $            4.6  $            12.5
     International operations                                    0.7              1.6               1.8                4.4
                                                     ---------------  ---------------  ----------------  -----------------
Total capital expenditures                           $           3.1  $           6.2  $            6.4  $            16.9
                                                     ===============  ===============  ================  =================

Depreciation and Amortization:
     Domestic operations                             $           5.1  $           5.0  $           10.4  $             9.8
     International operations                                    1.7              1.1               3.2                2.6
                                                     ---------------  ---------------  ----------------  -----------------
Total depreciation and amortization expense          $           6.8  $           6.1  $           13.6  $            12.4
                                                     ===============  ===============  ================  =================

                                                                                                            December 31,
                                                                                         July 1, 2001           2000
                                                                                       ----------------   ----------------
Long-lived Assets:
     Domestic operations                                                               $           60.7  $            61.1
     International operations                                                                      16.7               18.3
                                                                                       ----------------  -----------------
Total long-lived assets                                                                $           77.4  $            79.4
                                                                                       ================  =================


THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Wackenhut Corporation, a Florida corporation, and subsidiaries (the "Company" or "TWC") is a major provider of global business services including providing security-related and other support services to business and government, developing and managing privatized correctional, detention and public sector mental health services facilities through Correctional Services or WHC, a 57% owned public subsidiary, and providing employee leasing and temporary staffing. Global Security Services includes security operations, facility management and fire and emergency medical services. WHC designs, constructs, finances and manages correctional, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. The Company's flexible staffing business includes worksite employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services. The Company completed the sale in the second quarter 2001 of certain assets of its food service division, part of Global Security Services.

FINANCIAL CONDITION

Reference is made the Company's Annual Report to Shareholders, filed as Exhibit
13.0 with the Company's Annual Report Form 10-K for the fiscal year ended December 31, 2000, for further discussion and analysis of information pertaining to the Company's financial condition.

LIQUIDITY

The Company's borrowing capacity under its Credit Facility and securitization agreement totals $187.5 million. As of July 1, 2001, the net amount available to the Company from its existing revolving credit and accounts receivable securitization facilities, after deducting $46.0 million accounts receivable sold under the Company's securitization agreement, $58.4 million in outstanding letters of credit, and $0.5 of revolving loans, was $82.6 million. Some of the Company's $58.6 million of outstanding letters of credit are in support of international operations including support of the affiliate in Chile of $32.0 million.

Through the first half of 2001, the Company recorded after-tax charges of $8.8 million ($14.7 million pre-tax) representing its share of the losses of its 50% owned affiliated operations in Chile.

The Company has launched a full scale analysis of all aspects of the precarious situation of its affiliated operations in Chile and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile. These alternatives include the sale of its non-strategic businesses, and a stand-still agreement with unsecured lenders and a bridge loan during the restructuring period. However, there can be no assurance that the affiliate will obtain a stand-still agreement and a bridge loan and this could have a material adverse impact on the Company's financial position, results of operations or cash flows. Recently the Company was notified that two of the Chilean unsecured bank lenders notified the affiliate that it was in default on payments of its unsecured loans.

During fiscal 2000, in connection with a consideration of strategic alternatives with respect to the Chilean operations, the Chilean affiliate received inquiries from possible buyers for certain segments of its business. However, at the time of the inquiries, the ownership structure of the Chilean companies would not facilitate the Chilean affiliate to act upon these inquiries. The Chilean affiliate is continuing its efforts to sell certain segments of its business but there can be no assurances that this will occur.

The Chilean affiliates' total outstanding debt is approximately $54.3 million, and there can be no assurance that the Chilean affiliate will be able to generate enough cash from operations or obtain a stand-still agreement with unsecured lenders and a bridge loan while it sells non-strategic businesses. The Company has exposure for $32.0 million of letters of credit issued to secure a portion of the Chilean affiliates $54.3 million debt. The Company has also provided comfort letters for approximately $5.8 million. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations secured by the Company's outstanding letters of credit, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position, results of operations or cash flows.

During fiscal 2000, the Company's management began reviewing its international security operations in order to enhance the quality of revenue and earnings growth. Management determined at that time that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. In aligning its international resources with this strategy, management believes that there may be conditions where the Company may consider exiting a country, or refocusing an operation. As a result, there could be an impairment of assets, or a need to provide for losses, particularly in certain subsidiaries and affiliates that were or are experiencing liquidity issues or were thinly capitalized.

The Company is in the process of realigning its international security management and consolidating its global security operations. During the second quarter, 2001, as it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses of approximately $3.2 million associated with various international operations. As the Company continues this process, additional asset impairments and provisions for losses may need to be provided for.

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

WHC's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to meet certain financial covenants included in its $220 million operating lease facility and $30 million revolving credit facility. A substantial decline in WHC's financial performance as a result of an increase in operational expenses relative to revenue could negatively impact WHC's ability to meet these covenants, and could therefore limit WHC's access to capital. As of July 1, 2001, approximately $154.3 million of WHC's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for completed properties. Currently, WHC has no properties under development and has $23 million of available capacity remaining under their operating lease facility. WHC is exploring other financing alternatives for future project development such as the sale of facilities to government entities, the third-party sale and leaseback of facilities, and the issuance of taxable or nontaxable bonds by local government entities. Also as of July 1, 2001, no amounts were outstanding on WHC's $30 million multi-currency revolving credit facility.

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

Management believes that cash on hand, cash provided by operating activities and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the Company's business through 2001. Management will continue to review its capital/financial planning alternatives to ensure long-term financial capital access and availability. Proceeds from the sale of the Company's food services division were used to pay down debt.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities and international investments. In addition, WHC is exposed to market risks arising from changes in interest rates with respect to its $220.0 million operating lease facility and the $30.0 million revolving credit facility. Based on the Company's interest rate and foreign exchange rate position at July 1, 2001, a hypothetical 100 basis point change in market interest rate or a 10% change in the historical currency rates would not have a material effect on the Company's financial position or results of operations over the next fiscal year.

*FORWARD-LOOKING STATEMENTS   The management's discussion and analysis of
financial condition and results of operations, corporate profile, letter to shareholders, and the August 3, 2001 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the corporation operates. These sections of the annual report also include beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations for the thirteen weeks ended July 1, 2001 ("second quarter 2001") and July 2, 2000 ("second quarter 2000") by its organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):


                                                                                    Thirteen Weeks Ended
                                                                -------------------------------------------------------
                                                                                                    Restated *
                                                                      July 1, 2001                 July 2, 2000
                                                                --------------------------   --------------------------
                                                                      $            %               $             %
                                                                ------------   -----------   ------------   -----------
REVENUES [a]
      GLOBAL SECURITY SERVICES                                         297.0          43.3          287.4          46.5
      CORRECTIONAL SERVICES                                            141.7          20.7          133.9          21.7
      FLEXIBLE STAFFING SERVICES                                       247.3          36.0          196.0          31.8
                                                                ------------   -----------   ------------   -----------
         CONSOLIDATED REVENUES                                         686.0         100.0          617.3         100.0
                                                                ============   ===========   ============   ===========

OPERATING INCOME [b]
      GLOBAL SECURITY SERVICES                                           5.7           1.9            7.5           2.6
      CORRECTIONAL SERVICES                                              6.5           4.6            5.0           3.7
      FLEXIBLE STAFFING SERVICES                                         0.9           0.4            1.1           0.6
      UNALLOCATED CORPORATE EXPENSE                                     (5.2)         (0.8)          (5.0)         (0.8)
                                                                ------------                  -----------
         CONSOLIDATED OPERATING INCOME                                   7.9           1.2            8.6           1.4
                                                                ============                  ===========

* Restated for the adoption of SAB No. 101.
[a] Represents percent of total revenues.
[b] Represents percent of respective business related revenues.

COMPARISON OF THIRTEEN WEEKS ENDED JULY 1, 2001 AND RESTATED
THIRTEEN WEEKS ENDED JULY 2, 2000

REVENUES

GLOBAL SECURITY SERVICES

Second quarter 2001 Global Security Services' revenues increased $9.6 million, or 3.3%, to $297.0 million from $287.4 million in the second quarter 2000. North American market revenues increased $7.5 million, or 3.0%, to $254.0 million in the second quarter 2001 from $246.5 million in the second quarter 2000. There was continued growth of revenues from national accounts due to new contracts and increases in existing contracts. International market revenues increased $2.1 million, or 5.1%, to $43.0 from $40.9 in the second quarter 2001 with U.K., Ecuador, Venezuela, Peru and Guatemala contributing to this increase offset by a decline in revenues for Puerto Rico.

CORRECTIONAL SERVICES

Second quarter 2001 Correctional Services' revenues increased $7.8 million, or 5.8%, to $141.7 million from $133.9 million in the comparable quarter last year. Approximately $18.4 million of the increase in revenues in the second quarter 2001 compared to the second quarter 2000 is attributable to increased compensated resident days resulting from the opening of two facilities in 2000 and two facilities in the first quarter 2001. The number of compensated resident days in domestic facilities increased to 2,358,801 in the second quarter 2001 from 2,163,793 in the second quarter 2000. Compensated resident days in Australian facilities decreased to 446,418 from 513,205 for the comparable periods primarily due to lower compensated resident days at the immigration detention facilities. Revenues decreased by approximately $8.2 million in the second quarter 2001 compared to second quarter 2000 due to the substantial completion of construction of the South Florida State Hospital. Revenues also decreased by approximately $5.9 million in second quarter 2001 as compared to the same period in 2000 due to the cessation of operations at the Jena Juvenile Justice Center and a decline in mandays at the immigration detention facilities. The balance of the increase in revenues was attributable to facilities open during all of both periods. The average facility occupancy in domestic facilities decreased to 96.8% of capacity in the second quarter 2001 compared to 97.2% in the second quarter 2000 due primarily to the termination of the Jena Juvenile Justice Center contract.

FLEXIBLE STAFFING SERVICES

Flexible Staffing Services' second quarter 2001 revenues increased $51.3 million, or 26.2%, to $247.3 million from $196.0 million in the comparable quarter last year. Leased employees grew to approximately 41,000 at the end of the second quarter 2001 from 34,160 at the end of the second quarter 2000. Temporary placement hours decreased 5.0% to approximately 867,800 during the second quarter 2001 from approximately 912,600 during the second quarter 2000 due to lower demand from a major client and lower demand in the midwest light industrial segment. However, compared to the first quarter 2001, temporary placement hours increased 9.7%.

OPERATING INCOME

Second quarter 2001 consolidated operating income decreased $0.7 million, or 8.1%, to $7.9 million from $8.6 million in the second quarter 2000. Second quarter 2001 operating income was reduced by $3.1 million of charges related to the Company's review of its international security operations. However, in the second quarter 2001 there were no start-up expenses whereas for the second quarter 2000 there were $1.4 million of start-up expenses. Therefore, in comparing operating income for the second quarter 2001 with the same period in the prior year, operating income was reduced by the net difference of these two amounts or $1.7 million. Mostly offsetting this was a 30 basis point increase in operating margin for the North American Market and a $1.5 million increase in Wackenhut Corrections operating income. The operating margin for the second quarter 2001 decreased to 1.2% as compared to 1.4% for the comparable second quarter 2000. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and overtime premium increase at a faster rate than the per diem or fixed rates received by the Company for its services or cannot be passed on to clients.

GLOBAL SECURITY SERVICES

Global Security Services' business operating income decreased $1.8 million, or 24.0%, to $5.7 million in the second quarter 2001 from $7.5 million for the comparable quarter last year. North American market operating income increased $0.9 million, or 13.4%, to $7.6 million in the second quarter 2001 from $6.7 million in the second quarter 2000. North American market operating income as a percentage of revenues increased 30 basis points to 3.0% in the second quarter 2001 compared to the same quarter 2000 primarily due to improved performance of its government contract division. Security Services operating income in the international market decreased $2.7 million to a loss of $1.9 million in the second quarter 2001 from income of $0.8 million in the second quarter 2000, primarily due to $3.1 million of charges mentioned previously related to the Company's review of its international security operations.

During fiscal 2000, the Company's management began reviewing its international security operations in order to enhance the quality of revenue and earnings growth. Management determined at that time that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. In aligning its international resources with this strategy, management believes that there might be conditions where the Company may consider exiting a country, or refocusing an operation. As the Company continues this process, additional asset impairments and provisions for losses may need to be provided for.

The Company is in the process of realigning its international security management and consolidating its global security operations. During the second quarter, 2001, as it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses of approximately $3.1 million associated with various international operations. The write-down pertains to international locations in Latin America and provisions associated with reorganization of management. As the Company looks forward to the remaining portion of 2001, it is management's intent to accelerate this review and repositioning process, so that it will have been substantially completed by year-end 2001, however, there can be no assurances that it will be completed within this timeframe. In completing this process, conditions may arise that will cause the Company to record additional impairments to investments in particular locations. Also, in some locations local economic conditions may result in reporting losses. At this time, management is unable to estimate the amount of these write-downs or losses, if any, that would be reported, and again there can be no assurance that the ultimate outcome of this process would not have a material adverse impact on the Company's financial position, results of operations and cash flows.

CORRECTIONAL SERVICES

Second quarter 2001 operating income increased $1.5 million, or 30%, to $6.5 million from $5.0 million in the comparable period in 2000. As a percentage of revenue, operating income increased to 4.6% in the second quarter 2001 from 3.7% in the second quarter 2000. This increase is primarily the result of the activation of four newly constructed facilities, two that opened in the third quarter 2000 and two that opened in the first quarter 2001, a decline in construction activity and improved financial performance at a number of additional facilities. WHC continues to incur increasing insurance costs due to adverse claims experience. WHC is implementing a strategy to improve the management of future loss claims incurred but can provide no assurances that this strategy will be successful. WHC anticipates significant increases in insurance costs during the third and fourth quarters of 2001, which could adversely impact WHC's 2001 results of operations and cash flows.

FLEXIBLE STAFFING SERVICES

The operating profit of Flexible Staffing Services was $0.9 million in the second quarter 2001 compared to $1.1 million for the second quarter 2000. This decrease is attributable to re-organizational costs of $0.4 million related to the consolidation of services.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate general and administrative expenses increased 4.0% to $5.2 million in the second quarter 2001 from $5.0 million in the second quarter 2000. As a percentage of consolidated revenues, unallocated corporate general and administrative expenses remained the same at 0.8% of revenues for both the second quarter 2001 and 2000.

OTHER INCOME/EXPENSE

The Company incurred other income of $0.2 million in the second quarter 2001 and none in the second quarter 2000. Investment income decreased $0.4 million to $1.6 million in the second quarter 2001 from $2.0 million in the second quarter 2000. This decrease is primarily attributable to WHC recognizing in the second quarter 2000 a gain of $0.6 million from the sale of its loan receivable from an overseas affiliate. Partially offsetting this decrease was an increase in investment income related to an increase in investments of the Company's wholly owned casualty insurance subsidiary. Interest expense decreased $0.6 million to $1.4 million in the second quarter 2001 from $2.0 million in the second quarter 2000, primarily attributable to a decrease in average debt outstanding as well as a decrease in the average borrowing rates.

MINORITY INTEREST

Minority interest (net of income taxes) increased $0.2 million to $2.5 million in the second quarter 2001 from $2.3 million in the second quarter 2000, reflecting principally the increase in earnings of WHC for the second quarter 2001 compared to the second quarter 2000.

EQUITY IN INCOME (LOSS) OF AFFILIATES

Equity in loss of affiliates (net of income taxes) was $1.5 million in the second quarter 2001 compared to income of $2.3 million for the second quarter 2000. The loss in the second quarter of 2001 was primarily due to the Company recording after tax charges of $3.0 million ($5.4 million pre-tax) representing its share of losses of its 50% owned affiliated operations in Chile plus a $0.1 million after tax charge related to the write-down of its investments in China and India.

The Company has launched a full scale analysis of all aspects of the precarious situation of its affiliated operations in Chile and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile. See the "Liquidity" section for additional discussion regarding Chile and the Company's international strategy.

NET INCOME

Net income was $1.0 million for the second quarter 2001, or $0.07 basic earnings per share, as compared to $5.1 million income, or $0.34 basic earnings per share for the same period in 2000. Earnings per share on a diluted basis was $0.06 in the second quarter 2001 compared to income of $0.34 per share for the same period in 2000. Goodwill amortization, after tax, amounted to $0.4 million for both the second quarter 2001 and second quarter 2000. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.02 more for both the second quarter 2001 and second 2000. In addition, diluted earnings per share would have been $0.02 more and $0.03 more for the second quarter 2001 and the second quarter 2000, respectively.

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations for the twenty-six weeks ended July 1, 2001 ("year-to-date") and July 2, 2000 ("year-to-date") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):


                                                                                      Twenty-six Weeks Ended
                                                                      --------------------------------------------------------
                                                                                                             Restated *
                                                                            July 1, 2001                    July 2, 2000
                                                                      -------------------------     --------------------------
                                                                           $            %                  $            %
                                                                      -----------  ------------     -------------  -----------
REVENUES [a]
      GLOBAL SECURITY SERVICES                                              595.0          44.1             571.8         47.3
      CORRECTIONAL SERVICES                                                 276.7          20.5             264.4         21.8
      FLEXIBLE STAFFING SERVICES                                            477.8          35.4             374.5         30.9
                                                                      -----------  ------------      ------------  -----------
         CONSOLIDATED REVENUES                                            1,349.5         100.0           1,210.7        100.0
                                                                      ===========  ============      ============  ===========

OPERATING INCOME [b]
      GLOBAL SECURITY SERVICES                                               15.9           2.7              15.2          2.7
      CORRECTIONAL SERVICES                                                   9.0           3.3              10.6          4.0
      FLEXIBLE STAFFING SERVICES                                              1.8           0.4               1.8          0.5
      UNALLOCATED CORPORATE EXPENSE                                         (10.9)         (0.8)            (10.9)        (0.9)
                                                                     ------------                    ------------
         CONSOLIDATED OPERATING INCOME                                       15.8           1.2              16.7          1.4
                                                                     ============                    ============

* Restated for the adoption of SAB No. 101.
[a] Represents percent of total revenues.
[b] Represents percent of respective business related revenues.

COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 1, 2001 AND RESTATED
TWENTY-SIX WEEKS ENDED JULY 2, 2000

REVENUES

GLOBAL SECURITY SERVICES

Year-to-date 2001 Global Security Services' revenue increased $23.2 million, or 4.1%, to $595.0 million from $571.8 million in the first half 2000. Revenues from North American Operations increased $21.1 million, or 4.3%, to $510.7 million in the first half 2001 from $489.6 million in the first half 2000. There was continued expansion of revenues from national accounts due to new contracts and increases in existing contracts. International Operations revenues increased $2.1 million, or 2.6%, to $84.3 million in the first half 2001 compared to $82.2 million in the first half 2000 with U.K., Ecuador, Venezuela, Peru and Guatemala contributing to this increase offset by a decline in revenues for Puerto Rico.

CORRECTIONAL SERVICES

Year-to-date 2001 Correctional Services' revenues increased $12.3 million, or 4.7%, to $276.7 million from $264.4 million in the comparable period last year. Approximately $31.1 million of the increase in revenues in the first half 2001 compared to the same period in 2000 is attributable to an increase in compensated resident days resulting from the opening of two facilities in the third quarter 2000 and two facilities in the first quarter 2001. The number of compensated resident days in domestic facilities increased to 4,654,026 in the first half of 2001 from 4,329,665 for the first half of 2000. Compensated resident days in Australian facilities decreased to 896,417 from 999,551 for the comparable periods primarily due to lower compensated resident days at the immigration detention facilities. This increase was partially offset by a $26.0 million revenue decrease due to the substantial completion of construction of the South Florida State Hospital, cessation of operations at the Jena Juvenile Justice Center, and a decline in mandays at the immigration detention facilities. The balance of the increase is attributable to facilities open during all of both periods and increases in per diem rates. The average facility occupancy in domestic facilities decreased to 96.8% of capacity in the first half of 2001 compared to 97.3% in the first half of 2000 due primarily to the termination of the Jena Juvenile Justice Center contract.

FLEXIBLE STAFFING SERVICES

Flexible Staffing Services' year-to-date 2001 revenues of $477.8 million were $103.3 million above revenues of $374.5 in the same period last year due to growth. Leased employees grew to approximately 41,000 at the end of the second quarter 2001 from 34,160 at the end of the second quarter 2000. Temporary placement hours declined 7.3% to approximately 1,659,000 during the first half 2001 from approximately 1,790,000 during the same period in 2000 due to lower demand from a major client and lower demand in the midwest light industrial segment. However, comparing the second quarter 2001 to the first quarter 2001, temporary placement hours increased 9.7%.

OPERATING INCOME

Year-to-date 2001 consolidated operating income decreased $0.9 million, or 5.4%, to $15.8 million from $16.7 million for the same period in 2000. The operating margin through the second quarter 2001 decreased to 1.2% from 1.4% for the same period in the prior year. The operating margin decrease for Correctional Services more than offset the operating margin increases for Global Security Services including a favorable decrease in unallocated corporate expenses as a percentage of consolidated revenues. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services or can not be passed on to clients.

GLOBAL SECURITY SERVICES

The operating income of the Global Security Services' business increased $0.7 million, or 4.6%, to $15.9 million in the first half of 2001 from $15.2 million for the comparable period last year. North American Operations' operating income increased $3.1 million, or 23.5%, to $16.3 million in the first half of 2001 from $13.2 million for the same period in 2000. North American market operating income as a percentage of revenues increased 50 basis points to 3.2% in the first half of 2001 compared to the same period in 2000 primarily due to award fees earned on the Oak Ridge contract. International Operations' operating income decreased $2.4 million to a loss of $0.4 million in the first half of 2001 from income of $2.0 million for the same period in 2000, primarily due to $3.1 million of charges mentioned previously related to the Company's review of its international security operations.

During fiscal 2000, the Company's management began reviewing its international security operations in order to enhance the quality of revenue and earnings growth. Management determined at that time that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. In aligning its international resources with this strategy, management believes that there might be conditions where the Company may consider exiting a country, or refocusing an operation. As the Company continues this process, additional asset impairments and provisions for losses may need to be provided for.

The Company is in the process of realigning its international security management and consolidating its global security operations. During the second quarter, 2001, as it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses of approximately $3.1 million associated with various international operations. The write-down pertains to international locations in Latin America and provisions associated with reorganization of management. As the Company looks forward to the remaining portion of 2001, it is management's intent to accelerate this review and repositioning process, so that it will have been substantially completed by year-end 2001, however, there can be no assurances that it will be completed within this timeframe. In completing this process, conditions may arise that will cause the Company to record additional impairments to investments in particular locations. Also, in some locations local economic conditions may result in reporting losses. At this time, management is unable to estimate the amount of these write-downs or losses, if any, that would be reported, and again there can be no assurance that the ultimate outcome of this process would not have a material adverse impact on the Company's financial position, results of operations and cash flows.

CORRECTIONAL SERVICES

Year-to-date 2001 operating income decreased $1.6 million, or 15.1%, to $9.0 million from $10.6 million in the comparable period in 2000. As a percentage of revenue, operating income decreased to 3.3% in the first half of 2001 from 4.0% in the same period in 2000. This decrease is due to an increase in operating expenses and depreciation and amortization expenses. Operating expenses increased by a net $1.9 million related to start-up expenses and an increase in insurance costs due to adverse claims experience. WHC is implementing a strategy to improve the management of future loss claims incurred but can provide no assurances that this strategy will be successful. WHC anticipates significant increases in insurance costs during the third and fourth quarters of 2001, which could adversely impact WHC's 2001 results of operations and cash flows. Depreciation and amortization expenses increased due to leasehold improvements at three facilities and additional operational assets.

FLEXIBLE STAFFING SERVICES

The operating profit of Flexible Staffing Services remained the same at $1.8 million for the first half of 2001 and 2000.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate general and administrative expenses remained the same at $10.9 million for the first half of 2001 and 2000. As a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 0.8% of revenues in the first half of 2001 from 0.9% of revenues in the first half of 2000.

OTHER INCOME/EXPENSE

The Company realized other expense, net, of $0.4 million in the first half of 2001 compared to $0.6 in the first half of 2000. Investment income remained the same at $3.3 million for the first half of 2001 and 2000. Interest expense decreased $0.2 million to $3.7 million in the first half of 2001 from $3.9 million in the same period in 2000, primarily attributable to a decrease in average debt outstanding as well as a decrease in the average borrowing rates.

MINORITY INTEREST

Minority interest expense (net of income taxes) decreased $0.7 million to $3.9 million in the second half of 2001 from $4.6 million for the same period 2000, reflecting principally the decrease in earnings of WHC.

EQUITY IN INCOME (LOSS) OF AFFILIATES

Equity in income of affiliates (net of income taxes) decreased $9.7 million to a loss of $6.0 million in the second half of 2001 from income of $3.7 million for the same period in 2000. The loss in the first half of 2001 was primarily due to the Company recording after tax charges of $9.0 million ($14.7 million pre-tax) representing its share of losses of its 50% owned affiliated operations in Chile plus a $0.1 million after tax charge related to the write-down of its investments in China and India.

The Company has launched a full scale analysis of all aspects of the precarious situation of its affiliated operations in Chile and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile, including the sale of its non-strategic businesses. See the "Liquidity" section for additional discussion regarding Chile and the Company's international strategy.

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

NET INCOME (LOSS)

Net loss was $0.5 million for the first half of 2001, or $0.03 basic loss per share, as compared to $8.0 million, or $0.54 basic earnings per share for the same period in 2000. Losses per share on a diluted basis was $.04 for the first half 2001 compared to $0.52 earnings per share for the same period in 2000. Goodwill amortization, after tax, amounted to $0.6 million and $0.7 million for the first half 2001 and first half 2000. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.04 more for both the first half 2001 and first half 2000. Likewise, diluted earnings per share would have been $0.04 and $0.05 more for the first half 2001 and first half 2000, respectively.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is presently, and is from time to time, subject to claims arising in the ordinary course of its business. In certain actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, there are no other pending legal proceedings except those disclosures below, for which the potential impact if decided unfavorable to the Company could have a material adverse effect on the consolidated financial statements of the Company.

WHC previously disclosed that the Travis County, Texas District Attorney was reviewing certain WHC documents related to the operation of WHC's facility in Travis County, Texas. WHC no longer operates the facility and has no further information related to the document review.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 4, 2001 in Palm Beach, Florida. The following proposals were acted upon by the shareholders:

Proposal No. 1

All directors nominated for election were elected in an uncontested election. A tabulation of results is as follows:

Name                                Votes for             Votes Withheld
----                                ---------             --------------
Julius W. Becton, Jr.               3,310,531             253,259
Alan B. Bernstein                   3,312,104             251,686
Carroll A. Campbell                 3,205,137             358,653
Benjamin R. Civiletti               3,306,282             257,508
Anne N. Foreman                     3,312,144             251,646
Edward L. Hennessy, Jr.             3,311,891             251,899
Paul X. Kelley                      3,311,841             251,949

Name                                Votes for             Votes Withheld
----                                ---------             --------------
Nancy Reynolds                      3,310,741             253,049
John F. Ruffle                      3,312,593             251,197
Thomas P. Stafford                  3,312,191             251,599
George R. Wackenhut                 3,303,872             259,918
Richard R. Wackenhut                3,310,704             253,086

Tabulation of the results of other matters voted upon at the Annual Meeting is as follows:

Proposal No. 2

Appointment of Independent Certified Public Accountants -

         For..3,550,753             Against..6,400            Abstain..6,637

Proposal No. 3

Additional shares for the Key Employee Long-Term Incentive Stock Plan -

         For..3,015,021             Against..535,973          Abstain..12,796


Proposal No. 4

Amend the Key Employee Long-Term Incentive Plan -

         For..3,249,744             Against..297,552          Abstain..16,492

Proposal No. 5

Additional shares for the Nonemployee Director Stock Option Plan -

         For..3,155,788             Against..392,560          Abstain..15,422

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits

Exhibit 4.1 - Amendment Agreement No. 2, dated June 22, 2001 to the Credit Agreement dated as of November 13, 2000 by and among The Wackenhut Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender and Scotiabank Inc., as Syndication Agent and as Lender and First Union National Bank, As Documentation Agent and a Lender and the Lenders party hereto from time to time.

(b).  Reports on Form 8-K

The Company did not file a Form 8-K during the thirteen weeks ended July 1, 2001.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the twenty-six weeks ended July 1, 2001 to be signed on its behalf by the undersigned hereunto duly authorized.

THE WACKENHUT CORPORATION


DATE: August 13, 2001              /s/ PHILIP L. MASLOWE
                                  -----------------------
                                  Philip L. Maslowe,
                                  EXECUTIVE VICE PRESIDENT,
                                    CHIEF FINANCIAL OFFICER