Form 10-Q
period 2001-09-30
WACKENHUT CORP
filed 2001-11-14
CIK 104030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      _____

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                Yes [ X ] No [ ]

At November 12, 2001, 3,855,582 shares of the registrant's Series A Common Stock were issued and outstanding and 11,172,249 shares of Series B Common Stock were issued and outstanding.

The Wackenhut Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following consolidated financial statements of The Wackenhut Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2001.

                 The Wackenhut Corporation and Subsidiaries
                 Condensed Consolidated Statements of Income
        FOR THE PERIODS ENDED SEPTEMBER 30, 2001 and OCTOBER 1, 2000
                     (In millions except per share data)
                                  UNAUDITED

                                                                      Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                                                      ---------------------     ------------------------
                                                                                  *Restated                    *Restated
                                                                       2001         2000          2001           2000
                                                                      -------     ---------     ---------      ---------
REVENUES                                                              $ 706.2      $ 638.8      $ 2,055.7      $ 1,849.5
                                                                      -------      -------      ---------      ---------

OPERATING EXPENSES
    Payroll and related taxes                                           570.7        497.7        1,651.9        1,435.1
    Other operating expenses                                            113.6        128.8          352.5          373.0
    Depreciation and amortization expense                                 7.3          6.8           20.9           19.2
                                                                      -------      -------      ---------      ---------

OPERATING INCOME                                                         14.6          5.5           30.4           22.2
                                                                      -------      -------      ---------      ---------

OTHER INCOME (EXPENSE)
    Interest and investment income                                        1.4          1.4            4.7            4.7
    Interest expense                                                     (1.4)        (2.2)          (5.1)          (6.0)
                                                                      -------      -------      ---------      ---------

INCOME BEFORE INCOME TAXES                                               14.6          4.7           30.0           20.9
PROVISION FOR INCOME TAXES                                               (5.7)        (1.9)         (11.7)          (8.3)

MINORITY INTEREST, NET OF INCOME
    TAXES OF $1.8, $0.8, $4.3, and $3.9                                  (2.8)        (1.2)          (6.7)          (5.8)
EQUITY IN INCOME (LOSS) OF AFFILIATES, NET OF INCOME
    TAX (BENEFIT) PROVISION OF $(3.4), $1.0, $(7.2), $3.5                (5.2)         1.5          (11.2)           5.2
                                                                      -------      -------      ---------      ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                           $   0.9      $   3.1      $     0.4       $   12.0
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                   --           --             --           (0.8)
                                                                      -------      -------      ---------      ---------
NET INCOME                                                            $   0.9      $   3.1      $     0.4       $   11.2
                                                                      =======      =======      =========      =========

EARNINGS PER SHARE
Basic
    Income before cumulative effect of
      change in accounting principle                                  $  0.06      $  0.21      $    0.03      $    0.80
    Cumulative effect of change in accounting principle                    --           --             --          (0.05)
                                                                      -------      -------      ---------      ---------
    Net income                                                        $  0.06      $  0.21      $    0.03      $    0.75
                                                                      -------      -------      ---------      ---------
Diluted
    Income before cumulative effect of
      change in accounting principle                                  $  0.06      $  0.21      $    0.02      $    0.78
    Cumulative effect of change in accounting principle                    --           --             --          (0.05)
                                                                      -------      -------      ---------      ---------
    Net income                                                        $  0.06      $  0.21      $    0.02      $    0.73
                                                                      -------      -------      ---------      ---------

BASIC WEIGHTED AVERAGE SHARE OUTSTANDING                                 15.0         15.0           15.0           15.0
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                              15.4         15.1           15.3           15.1

*Restated for the adoption of SAB No. 101.
See accompanying notes to unaudited consolidated financial statements.

                    The Wackenhut Corporation and Subsidiaries
                       Condensed Consolidated Balance Sheets
                         (In millions except share data)

                                                                      September 30,
                                                                          2001          December 31,
                                                                        Unaudited             2000
                                                                      -------------     ------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                          $   50.4         $   60.8
      Accounts receivable, net                                              243.9            218.4
      Inventories                                                             8.6             11.5
      Deferred taxes                                                         19.6             12.1
      Prepaid expenses                                                        8.6             10.6
      Other                                                                  14.9             15.1
                                                                         --------         --------
                                                                            346.0            328.5
                                                                         --------         --------
MARKETABLE SECURITIES                                                        47.9             37.3
                                                                         --------         --------

PROPERTY AND EQUIPMENT                                                      122.8            118.2
       Less:  accumulated depreciation and amortization                     (46.2)           (38.8)
                                                                         --------         --------
                                                                             76.6             79.4
                                                                         --------         --------

DEFERRED TAXES                                                               17.6              7.5
                                                                         --------         --------

OTHER ASSETS
      Goodwill, net                                                          50.2             50.1
      Other intangibles, net                                                  6.0             14.1
      Investment in and advances to affiliates                               45.3             44.9
      Other                                                                   8.9              8.5
                                                                         --------         --------
                                                                            110.4            117.6
                                                                         --------         --------

                                                                         $  598.5         $  570.3
                                                                         ========         ========

                                   (Continued)

              The Wackenhut Corporation and Subsidiaries
                Condensed Consolidated Balance Sheets
                   (In millions except share data)

                                                                           September 30,
                                                                               2001         December 31,
                                                                             Unaudited          2000
                                                                           -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable and current portion of long-term debt                     $    5.3         $    5.1
      Accounts payable                                                            30.1             36.9
      Accrued payroll and related taxes                                           96.4             90.3
      Accrued expenses                                                            81.2             65.6
                                                                              --------         --------
                                                                                 213.0            197.9

RESERVES FOR INSURANCE LOSSES                                                    101.8             92.7
                                                                              --------         --------

LONG-TERM DEBT, net of current portion                                            19.8             11.4
                                                                              --------         --------

DEFERRED REVENUE                                                                  10.4             12.8
                                                                              --------         --------

OTHER                                                                             28.1             19.6
                                                                              --------         --------

MINORITY INTEREST                                                                 56.8             58.1
                                                                              --------         --------

SHAREHOLDERS' EQUITY
Preferred stock, 10 million shares authorized, none outstanding                     --               --
Common stock, $.10 par value, 50 million shares authorized:
      Series A, 3.9 million shares issued and outstanding                          0.4              0.4
      Series B, 11.2 million shares issued and outstanding                         1.1              1.1
Additional paid-in capital                                                       123.6            121.9
Retained earnings                                                                 68.2             67.8
Accumulated other comprehensive loss                                             (24.7)           (13.4)
                                                                              --------         --------
                                                                                 168.6            177.8
                                                                              --------         --------


                                                                              $  598.5         $  570.3
                                                                              ========         ========

See accompanying notes to unaudited consolidated financial statements.

                   The Wackenhut Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
                                  (In millions)
                                    UNAUDITED

                                                                                                     Restated*
                                                                                    September 30,     October 1,
                                                                                        2001            2000
                                                                                    -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $   0.4         $  11.2
Adjustments to reconcile net income to net cash
      provided by operating activities -
      Cumulative effect of change in accounting principle                                    --             0.8
      Depreciation and amortization                                                        20.9            19.2
      Deferred taxes                                                                      (16.2)           (0.9)
      Provision for bad debts                                                               4.9             2.0
      Equity in loss (income) of affiliates, net of dividends received                     21.5            (7.2)
      Minority interest in net income, net of income taxes                                  6.7             5.8
      Tax benefit from exercise of stock options                                            0.3              --
      Foreign currency adjustments                                                          0.5             0.4
      Other                                                                                (1.4)           (1.5)
Changes in operating assets and liabilities, net of divestitures -
      Accounts receivable                                                                 (31.5)          (42.9)
      Inventories                                                                          (5.1)           (3.4)
      Prepaid expenses                                                                      1.8             2.1
      Other current assets                                                                 (1.4)           (6.1)
      Other assets                                                                         (2.7)           (1.0)
      Accounts payable and accrued expenses                                                10.5            25.1
      Accrued payroll and related taxes                                                     6.3             7.5
      Reserves for insurance losses                                                         9.1             7.7
      Other liabilities                                                                     6.0             0.8
                                                                                        -------         -------
Net Cash Provided By Operating Activities                                                  30.6            19.6
                                                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of food service division                                          14.6              --
      Payments for contingent acquisition fees                                             (1.9)          (10.3)
      Net investment in and advances to affiliates and joint ventures                     (39.1)          (11.7)
      Capital expenditures                                                                 (9.5)          (20.7)
      Sales of marketable securities                                                       53.3            12.6
      Purchases of marketable securities                                                  (62.9)          (14.8)
                                                                                        -------         -------
Net Cash Used In Investing Activities                                                     (45.5)          (44.9)
                                                                                        -------         -------

                                 (Continued)

                   The Wackenhut Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
                                  (In millions)
                                    UNAUDITED
                                   (continued)

                                                                                              Restated*
                                                                            September 30,     October 1,
                                                                                2001            2000
                                                                            -------------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                                             $  305.1         $  312.4
   Payments on debt                                                             (296.4)          (310.9)
   Net cash settlements from sales of accounts receivable                         (0.6)              --
   Net proceeds from exercise of stock options of subsidiary                       0.4               --
   Shares repurchased and retired, including subsidiary's                           --             (4.9)
                                                                              --------         --------
Net Cash (Used in) Provided by Financing Activities                                8.5             (3.4)
                                                                              --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      (4.0)            (2.1)
                                                                              --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (10.4)           (30.8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    60.8             67.0

                                                                              --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   50.4         $   36.2
                                                                              ========         ========

SUPPLEMENTAL DISCLOSURES

Cash paid during the period for - interest                                    $    5.3         $    5.9
                                - income tax                                  $   11.9         $    6.8

  * Restated for adoption of SAB No. 101.
See accompanying notes to unaudited consolidated financial statements.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (TABULAR DOLLAR INFORMATION IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

1. GENERAL

The unaudited condensed consolidated financial statements of the Company, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The Company's subsidiary, Wackenhut Corrections Corporation ("WHC"), is listed on the New York Stock Exchange as "WHC." The results for the thirty-nine weeks ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

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

The Company and WHC adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. WHC's 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of WHC has determined the swaps to be effective cash flow hedges. Accordingly, WHC recorded its share of the affiliate's change in other comprehensive income as a result of applying SFAS 133. As of September 30, 2001, the swaps approximated $13.5 million which is reflected as a reduction in shareholders' equity in WHC's financial statements for the quarter ended September 30, 2001, and approximately $7.7 million in the Company's financial statements for the same period.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was effective for servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and revises the accounting and disclosure of such transactions; however, most of SFAS No. 125's provisions will continue to be applicable. On December 30, 1997, the Company entered into an agreement with a financial institution to sell on a continuous basis undivided interests in certain, eligible trade accounts receivable. In accordance with SFAS No. 140 during the second quarter 2001, and in accordance with SFAS 125 during all previous periods, the Company removes receivable balances from the consolidated balance sheets at the time the receivables are sold. Costs associated with the sale of receivables, primarily related to the consolidated discount and loss on sale, are included in "Interest expense" in the consolidated statements of income.

In June 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS 142 and believes, excluding impairments, that the Company's operating results for fiscal year 2002 will be increased, since goodwill is no longer subject to amortization, by approximately $2.3 million or $0.15 per diluted share, excluding any possible tax impact.

In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes one accounting model to be used for the long-lived asset to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. The Company does not expect there will be an impact to its financial position, results of operations or cash flows upon adoption of SFAS 144.

2. INVESTMENT IN AFFILIATES

Equity in undistributed earnings of affiliates approximated $1.2 million and $27.6 million at September 30, 2001 and December 31, 2000, respectively, and is included in "Investment in and advances to affiliates" in the accompanying consolidated balance sheets. This decrease in undistributed earnings is primarily attributable to losses the Company recorded on its Chilean affiliate. The following is a summary of condensed unaudited financial information pertaining to affiliates:

                                          September 30,    December 31,
Balance sheet items:                         2001             2000
                                          -------------    ------------
Current assets                             $  201.5        $  190.0
Non-current assets                            411.8           365.0
Current liabilities                           195.6           147.3
Non-current liabilities                       373.1           320.7
Minority interest liability                     0.6             0.4

                                                                  September 30,      October 1,
Income statement items for the thirty-nine weeks ended:               2001              2000
                                                                  -------------      ----------
Revenues                                                            $  499.5         $  439.3
Operating (loss) income                                                (20.0)            27.3
(Loss) Income before taxes                                             (21.1)            21.2

3.       COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income (loss) are as follows:

                                                                              Thirteen weeks ended         Thirty-nine weeks ended
                                                                             ----------------------        ------------------------
                                                                             September      October        September        October
                                                                             30, 2001       1, 2000        30, 2001         1, 2000
                                                                             ---------      -------        ---------        -------
Income                                                                        $  0.9         $  3.1         $   0.4         $  11.2
Foreign currency translation adjustments, net of income tax
    benefit of $0.8, $1.1, $2.9, and $2.2, respectively                         (1.3)          (1.7)           (4.5)           (3.3)
Cumulative effect of change in accounting principle related
    to WHC's affiliate's derivative instruments, net of income
    tax benefit of $4.4 million                                                   --             --            (6.9)             --
Unrealized loss on WHC's affiliate's derivative instruments, net of income tax benefit of $1.6 million and $0.5 million,
    respectively                                                                (2.5)            --            (0.8)             --
Unrealized gain on marketable securities, net of
    income tax expense of $(0.5), $(0.1), $(0.6), and
    $(0.5), respectively                                                         0.8            0.2             0.9             0.8
                                                                              ------         ------         -------         -------
Comprehensive income (loss)                                                   $ (2.1)        $  1.6         $ (10.9)        $   8.7
                                                                              ======         ======         =======         =======

4.  GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consisted of the following:

                                     September 30,         December 31,
                                         2001                  2000
-----------------------------------------------------------------------
Goodwill                              $  59.6                $  58.0
Contract value                            -                     15.6
Other                                    11.3                    8.7
                                     ----------------------------------
                                         70.9                   82.3
Accumulated amortization
     Goodwill                             9.4                    7.9
     Contract value                       -                      5.7
     Other                                5.3                    4.5
                                     ----------------------------------
                                         14.7                   18.1
                                     ----------------------------------
Net                                   $  56.2                $  64.2
                                     ==================================

The reduction of contract value is related to the sale of the Company's food services division.

5.  NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                           September 30,       December 31,
                                                                2001               2000
--------------------------------------------------------------------------------------------
Revolving loans -
     The Wackenhut Corporation, parent                      $    17.1           $    0.5
     WHC                                                           --               10.0
Lease obligation payable in
    installments through 2004 at a
    weighted average rate of 4.5%                                 0.8                1.3
Other debt principally related to
    security services                                             7.2                4.7
                                                           ---------------------------------
Total                                                            25.1               16.5
Less: current portion                                             5.3                5.1
                                                           ---------------------------------
Total                                                       $    19.8           $   11.4
--------------------------------------------------------------------------------------------

On December 30, 1997, the Company entered into an agreement (the "Securitization Agreement") with a financial institution to sell on a continuous basis undivided interests in certain, eligible trade accounts receivable. On January 26, 2001, the Company amended, restated and extended the Securitization Agreement to expire in January 2002, where it may be extended further upon the financial institution's acceptance. Pursuant to the Securitization Agreement, the Company formed Wackenhut Funding Corporation ("WFC"), a wholly owned, non-qualifying special purpose, bankruptcy-remote subsidiary. WFC was formed for the sole purpose of buying and selling receivables generated by the Company, where the Company sells all of their accounts receivable to WFC irrevocably and without recourse.

From time to time and in accordance with the Securitization Agreement, WFC will sell undivided interests in these receivables to the financial institution, up to a maximum purchase limit of $75 million. This two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." There were $67.0 million and $67.5 million accounts receivable sold under the Securitization Agreement at September 30, 2001 and December 31, 2001, respectively, where such amounts were removed from the consolidated balance sheet. The costs associated with this sale of receivables are based on the volume of receivables sold and existing markets for A2/P2 commercial paper and primarily relate to the discount and loss on sale. Such costs are included in "Interest Expense" in the consolidated statements of income and were approximately $0.5 million and $1.2 million for the three months ending September 30, 2001 and October 1, 2000, respectively, and approximately $2.1 and $3.4 for the nine months ending September 30, 2001 and October 1, 2000 respectively.

As of September 30, 2001, the net amount available to the Company from its existing revolving credit and accounts receivable securitization facilities, after deducting $67.0 million accounts receivable sold under the Company's securitization agreement, $26.3 million in outstanding letters of credit, and $17.1 million revolving loans, was $77.1 million.

6.  EARNINGS PER SHARE

The table below shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in millions except for per share amounts).

                                                             Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                         ------------------------------     --------------------------------
                                                         September 30,      October 1,       September 30,      October 1,
                                                             2001              2000              2001              2000
                                                         ------------      ------------      ------------       ------------
Basic
Net Income (loss)                                        $        0.9      $        3.1      $        0.4       $       11.2
                                                         ------------      ------------      ------------       ------------
Weighted average common shares outstanding                       15.0              15.0              15.0               15.0
                                                         ------------      ------------      ------------       ------------
Basic earnings (loss) per share                          $       0.06      $       0.21      $       0.03       $       0.75
                                                         ------------      ------------      ------------       ------------

Diluted
Net Income (loss)                                        $        0.9      $        3.1      $        0.4       $       11.2
Effect of subsidiary's stock options                               --                --              (0.1)              (0.1)
                                                         ------------      ------------      ------------       ------------
Net Income (loss)                                        $        0.9      $        3.1      $        0.3       $       11.1
                                                         ------------      ------------      ------------       ------------
Weighted average common shares outstanding                       15.0              15.0              15.0               15.0
Assumed exercise of stock options, net of common
      shares assumed repurchased with the proceeds                0.4               0.1               0.3                0.1
                                                         ------------      ------------      ------------       ------------
Adjusted weighted average common shares outstanding              15.4              15.1              15.3               15.1
                                                         ------------      ------------      ------------       ------------
Diluted earnings per share                               $       0.06      $       0.21      $       0.02       $       0.73
                                                         ------------      ------------      ------------       ------------

Common stock equivalents related to stock options if exercised are excluded from the diluted earnings per share calculations if their effect would have been anti-dilutive. Options to purchase shares of 666,800, 1,421,250, 1,026,800, and 1,421,250 of common stock for the thirteen weeks ended September 30, 2001, and October 1, 2000, and for the thirty-nine weeks ended September 30, 2001 and October 1, 2000, respectively, were excluded from the diluted earnings per share calculation as their impact would have been anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

Through the first nine months of 2001, the Company recorded after-tax charges of $12.3 million ($20.2 million pre-tax) representing its share of the losses of its affiliated operations in Chile.

In the third quarter 2001, the Company completed the cash funding of its $32 million of bank letters of credit issued to secure a portion of its Chilean affiliate's debt. With the payment of the bank standby letters of credit, the Company's affiliate, Wackenhut Chile S.A., has substituted short-term debt obligations with local Chilean lenders with a one-year term maturity funding directly with the Company. The Company has also provided comfort letters for its Chilean affiliate, which at October 31, 2001 were $5.8 million.

The Chilean affiliate suffered bank loan defaults earlier in the year on certain of its obligations because it had been unable to generate sufficient cash, either from ongoing operations or the sale of assets, to repay its obligations. Wackenhut Chile S.A. continues to be in default on payments of its unsecured loans, and continues to work on a bank creditor standstill agreement relating to the unsecured portion of the remaining local currency-denominated debt, and the securing of a bridge loan while it sells the non-core businesses. The affiliate is requesting a 180-day term of the standstill whereby it plans to sell sufficient non-core security businesses to repay the local Chilean unsecured debt, as well as debt due the Company, and to provide sufficient working capital for the core security business. Wackenhut Chile S.A. also has engaged a local investment bank to assist in the sale of the non-core businesses.

At present there can be no assurance that the Chilean affiliate will obtain a local bank creditor standstill agreement and a bridge loan. Inability to obtain a standstill or bridge loan would have a material adverse impact on the Chilean affiliate's financial position, results of operations and/or cash flows. Further, while the Chilean affiliate is continuing its efforts to sell certain segments of its businesses, there can be no assurances that this will occur. The timing of such activities cannot be certain as the completion of any such transaction depends upon the needs of potential acquirers, buyers or investors, as well as financing, regulatory/legal requirements and other factors.

The Chilean affiliates' total outstanding debt is approximately $49.8 million as of October 28, 2001, including $36.3 million owed to the Company, and there can be no assurance that the Chilean affiliate will be able to generate enough cash from operations or obtain a stand-still agreement and a bridge loan while it sells non-strategic businesses. The Company has also provided comfort letters for approximately $5.8 million. As of September 30, 2001, the Company's investment balance related to its Chilean affiliate approximated $17.4 million. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations including $36.3 million owed to the Company, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

The Company is in the process of realigning its international security management and consolidating its global security operations. During the first nine months of 2001, as it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses after tax of approximately $6.5 million ($10.6 million pre-tax) associated with various international operations, excluding Chile, principally in Latin America. The Company has operations in most Latin America countries, and therefore, has exposure to the ongoing economic difficulties in the region, including, but not limited to, Argentina, where the country is at risk of default on its foreign-currency debt. As the Company continues this process, additional asset impairments and provisions for losses may need to be provided for.

During the third quarter of 2000, WHC recorded an operating charge of $3.8 million (effect on Company $1.3 million after tax and minority interest) related to the lease of the 276-bed Jena Juvenile Justice Center in Jena, Louisiana, which had been vacated. The charge represented the expected losses to be incurred under the lease agreement with Correctional Properties Trust ("CPV"), including lease costs and property taxes for the second half of 2000 and all of 2001. At that time, management estimated the Jena facility would remain inactive through the end of 2001.

In June 2001, the Louisiana State Senate passed a resolution requesting the Louisiana Department of Public Safety and Corrections to enter into discussions and negotiations regarding the potential purchase of a facility in LaSalle Parish. Subsequently, the State and the Company in coordination with CPV began discussions regarding the sale of the Jena facility located in LaSalle Parish.

In addition to these activities, WHC is continuing its efforts to sublease or find an alternative correctional use for the facility including a sale of the facility to a Federal agency. There can be no assurance that WHC and CPV will be able to successfully negotiate with any of these entities for the final sale or alternate use of the facility. In the event the facility is sold or subleased at a loss, WHC would be required to compensate CPV for such loss. If CPV does not complete a sale of the facility prior to December 30, 2001 or if WHC is unable to sublease or find an alternative correctional use for the facility during 2001, an additional charge related to the facility would be required. WHC estimates the impact of any delay past December 30, 2001 to be approximately $2 million per year during the period in which the facility is expected to be vacant. WHC's total remaining obligation under the lease agreement is approximately $16 million.

In December 1997, WHC entered into a $220 million operating lease facility established to acquire and develop new correctional institutions used in its business. As of September 30, 2001, approximately $154.3 million was outstanding on the operating lease facility for completed properties. As a condition of this facility, WHC unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the operating lease facility. These obligations include, among other things, amounts equal to 88% of amounts outstanding under the operating lease facility.

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

                                                                         Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                                                    ------------------------------  ------------------------------
                                                                    Sept. 30, 2001   Oct. 1, 2000   Sept. 30, 2001   Oct. 1, 2000
                                                                    --------------  --------------  --------------  --------------
Revenues: *
     Global security services                                       $        306.6  $        293.5  $        901.6  $        865.3
     Correctional services                                                   142.2           135.9           418.9           400.3
     Flexible staffing services                                              257.4           209.4           735.2           583.9
                                                                    --------------  --------------  --------------  --------------
Total revenues                                                      $        706.2  $        638.8  $      2,055.7  $      1,849.5
                                                                    ==============  ==============  ==============  ==============

Operating Income: *
     Global security services                                       $         10.6  $          7.8  $         26.5  $         23.0
     Correctional services                                                     9.0             1.9            18.0            12.5
     Flexible staffing services                                                1.0             1.0             2.8             2.8
     Unallocated corporate expenses                                           (6.0)           (5.2)          (16.9)          (16.1)
                                                                    --------------  --------------  --------------  --------------
Total operating income                                              $         14.6  $          5.5  $         30.4  $         22.2
                                                                    ==============  ==============  ==============  ==============

Equity in Income (Loss) of Affiliates, net of taxes: *
     Global security services                                       $         (5.4) $          0.2  $        (13.6) $          1.7
     Correctional services                                                     0.2             1.3             2.4             3.5
                                                                    --------------  --------------  --------------  --------------
Total equity in income (loss)                                       $         (5.2) $          1.5  $        (11.2) $          5.2
                                                                    ==============  ==============  ==============  ==============

Capital Expenditures:
     Global security services                                       $          1.4  $          1.1  $          2.6  $          2.4
     Correctional services                                                     1.3             2.7             5.2            17.6
     Flexible staffing services                                                0.3             0.2             1.2             0.6
     Unallocated corporate expenditures                                        0.1            (0.2)            0.5             0.1
                                                                    --------------  --------------  --------------  --------------
Total capital expenditures                                          $          3.1  $          3.8  $          9.5  $         20.7
                                                                    ==============  ==============  ==============  ==============

Depreciation and Amortization:
     Global security services                                       $          3.3  $          3.1  $          9.9  $          9.3
     Correctional services                                                     2.8             2.5             7.5             6.4
     Flexible staffing services                                                0.7             0.7             2.0             1.9
     Unallocated corporate expenses                                            0.5             0.5             1.5             1.6
                                                                    --------------  --------------  --------------  --------------
Total depreciation and amortization                                 $          7.3  $          6.8  $         20.9  $         19.2
                                                                    ==============  ==============  ==============  ==============


Identifiable Assets: *                                                                              Sept. 30, 2001  Dec. 31, 2000
                                                                                                    --------------  --------------
     Global security services                                                                       $        154.9  $        181.5
     Correctional services                                                                                   215.7           223.6
     Flexible staffing services                                                                               85.6            85.0
     Unallocated corporate assets                                                                            142.3            80.2
                                                                                                    --------------  --------------
Total identifiable assets                                                                           $        598.5  $        570.3
                                                                                                    ==============  ==============

* Restated thirteen and thirty-nine weeks ended October 1, 2000, for adoption of SAB No. 101.

DOMESTIC AND INTERNATIONAL OPERATIONS

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues in 2000 or the first nine months of 2001. Minority interest in consolidated foreign subsidiaries has been reflected, net of applicable income taxes, in the accompanying consolidated financial statements. The Company carries its investment in affiliates under the equity method. U.S. income taxes, which would be payable upon remittance of affiliates' earnings to the Company, are provided currently. Long-lived assets consist of property, plant and equipment. A summary of domestic and international operations is shown below:

                                                          Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                     -------------------------------  -------------------------------
                                                     Sept. 30, 2001    Oct. 1, 2000   Sept. 30, 2001    Oct. 1, 2000
                                                     --------------   --------------  --------------   --------------
Revenues: *
     Domestic operations                             $        630.8   $        564.8  $      1,834.7   $      1,625.3
     International operations                                  75.4             74.0           221.0            224.2
                                                     --------------   --------------  --------------   --------------
Total revenues                                       $        706.2   $        638.8  $      2,055.7   $      1,849.5
                                                     ==============   ==============  ==============   ==============

Operating Income: *
     Domestic operations                             $         15.8   $          3.3  $         29.6   $         11.2
     International operations                                  (1.2)             2.2             0.8             11.0
                                                     --------------   --------------  --------------   --------------
Total operating income                               $         14.6   $          5.5  $         30.4   $         22.2
                                                     ==============   ==============  ==============   ==============

Equity in Income (Loss) of Affiliates,
  net of taxes: *
     Domestic operations                             $           --   $           --  $          0.9   $          0.8
     International operations                                  (5.2)             1.5           (12.1)             4.4
                                                     --------------   --------------  --------------   --------------
Total equity in income (loss)                        $         (5.2)  $          1.5  $        (11.2)  $          5.2
                                                     ==============   ==============  ==============   ==============

Capital Expenditures:
     Domestic operations                             $          2.4   $          2.6  $          7.0   $         15.1
     International operations                                   0.7              1.2             2.5              5.6
                                                     --------------   --------------  --------------   --------------
Total capital expenditures                           $          3.1   $          3.8  $          9.5   $         20.7
                                                     ==============   ==============  ==============   ==============

Depreciation and Amortization:
     Domestic operations                             $          4.9   $          5.4  $         15.3   $         15.2
     International operations                                   2.4              1.4             5.6              4.0
                                                     --------------   --------------  --------------   --------------
Total depreciation and amortization expense          $          7.3   $          6.8  $         20.9   $         19.2
                                                     ==============   ==============  ==============   ==============

                                                                                      Sept. 30, 2001   Dec. 31, 2000
                                                                                      --------------   --------------
Long-lived Assets:
     Domestic operations                                                              $         59.7   $         61.1
     International operations                                                                   16.9             18.3
                                                                                      --------------   --------------
Total long-lived assets                                                               $         76.6   $         79.4
                                                                                      ==============   ==============


*Restated thirteen and thirty-nine weeks ended October 1, 2000, for adoption of SAB No. 101.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements made in this management discussion and analysis of financial condition and results of operations, the corporate profile, the letter to shareholders, and the November 2, 2001 press release are based on current expectations, estimates and projections, are forward-looking in nature and these statements include beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors, include, but are not limited to, increasing price and product/service competition by domestic and foreign competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business; and other factors discussed in the Company's filings with the Securities and Exchange Commission. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other future factors. The Company does not assume any obligation to update any such forward-looking statements.

UNCERTAINTY IN THE AFTERMATH OF SEPTEMBER 11

The effects of the terrorist attacks of September 11, 2001 and of potential future terrorist attacks on general economic conditions and on the Company's businesses, in particular, are uncertain. For example, in the event that any facilities at which the Company provides security related services are attacked by terrorists in the future, liabilities resulting from such attacks could, to the extent not covered by insurance, have a material adverse effect on the Company's business. In addition, terrorist attacks, including the attacks of September 11th that do not directly involve facilities serviced by the Company or that are fully insured against, could have a material impact on the Company by, among other things, sharply increasing the Company's insurance coverage costs, making insurance coverage unavailable altogether or prompting expanded security rules and regulations for airports, commercial buildings or other facilities. Other effects of terrorist acts that could materially impact the Company include but are not limited to: (i) an overall decline in the economy;
(ii) a decline in air travel; and/or (iii) a decrease in the efficiency of the Company's security services as a result of compliance with expanded security rules and regulations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's borrowing capacity under its Credit Facility and securitization agreement totals $187.5 million. As of September 30, 2001, the net amount available to the Company from its existing revolving credit and accounts receivable securitization facilities, after deducting $67.0 million accounts receivable sold under the Company's securitization agreement, $26.3 million in outstanding letters of credit, and $17.1 of revolving loans, was $77.1 million.

Through the first nine months of 2001, the Company recorded after-tax charges of $12.3 million ($20.2 million pre-tax) representing its share of the losses of its affiliated operations in Chile.

In the third quarter 2001, the Company completed the cash funding of its $32 million of bank letters of credit issued to secure a portion of its Chilean affiliate's debt. With the payment of the bank standby letters of credit, the Company's affiliate, Wackenhut Chile S.A., has substituted short-term debt obligations with local Chilean lenders with a one-year term maturity funding directly with the Company. The Company has also provided comfort letters for its Chilean affiliate, which at October 31, 2001 were $5.8 million.

The Chilean affiliate suffered bank loan defaults earlier in the year on certain of its obligations because it had been unable to generate sufficient cash, either from ongoing operations or the sale of assets, to repay its obligations. Wackenhut Chile S.A. continues to be in default on payments of its unsecured loans, and continues to work on a bank creditor standstill agreement relating to the unsecured portion of the remaining local currency-denominated debt, and the securing of a bridge loan while it sells the non-core businesses. The affiliate is requesting a 180-day term of the standstill whereby it plans to sell sufficient non-core security businesses to repay the local Chilean unsecured debt, as well as debt due the Company, and to provide sufficient working capital for the core security business. Wackenhut Chile S.A. also has engaged a local investment bank to assist in the sale of the non-core businesses.

At present there can be no assurance that the Chilean affiliate will obtain a local bank creditor standstill agreement and a bridge loan. Inability to obtain a standstill or bridge loan would have a material adverse impact on the Chilean affiliate's financial position, results of operations and/or cash flows. Further, while the Chilean affiliate is continuing its efforts to sell certain segments of its businesses, there can be no assurances that this will occur. The timing of such activities cannot be certain as the completion of any such transaction depends upon the needs of potential acquirers, buyers or investors; as well as financing, regulatory/legal requirements and other factors.

The Chilean affiliates' total outstanding debt is approximately $49.8 million as of October 28, 2001, including $36.3 million owed to the Company, and there can be no assurance that the Chilean affiliate will be able to generate enough cash from operations or obtain a stand-still agreement and a bridge loan while it sells non-strategic businesses. The Company has also provided comfort letters for approximately $5.8 million. As of September 30, 2001, the Company's investment balance related to its Chilean affiliate approximated $17.4 million. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations including $36.3 million owed to the Company, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

The Company is in the process of realigning its international security management and consolidating its global security operations. During the first nine months of 2001, as it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses after tax of approximately $6.5 million ($10.6 million pre-tax) associated with various international operations, excluding Chile, principally in Latin America. The Company has operations in most Latin American countries, and therefore, has exposure to the ongoing economic difficulties in the region, including, but not limited to, Argentina, where the country is at risk of default on its foreign-currency debt. As the Company continues this process, additional asset impairments and provisions for losses may need to be provided for.

During the third quarter of 2000, WHC recorded an operating charge of $3.8 million (effect on Company $1.3 million after tax and minority interest) for the 276-bed Jena Juvenile Justice Center in Jena, Louisiana. The charge represented the expected losses to be incurred on the lease with Correctional
Properties Trust (CPV), including lease costs and property taxes. Management estimates that the facility will remain inactive through the end of 2001.

WHC is continuing its efforts to sublease or find an alternative correctional use for the facility. If WHC is unable to sublease or find an alternative correctional use for the facility by the end of 2001, there would be an adverse impact on WHC's and the Company's financial position, future results of operations and future cash flows.

WHC's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to meet certain financial covenants included in its $220 million operating lease facility and $30 million revolving credit facility. A substantial decline in WHC's financial performance as a result of an increase in operational expenses relative to revenue could negatively impact WHC's ability to meet these covenants, and could therefore limit WHC's access to capital. As of September 30, 2001, approximately $154.3 million of WHC's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for completed properties. Currently, WHC has no properties under development and has approximately $32 million of available capacity remaining under its operating lease facility. WHC is exploring other financing alternatives for future project development such as the sale of facilities to government entities, the third-party sale and leaseback of facilities, and the issuance of taxable or nontaxable bonds by local government entities. As of September 30, 2001, no amounts were outstanding on WHC's $30 million revolving credit facility for the funding of construction projects.

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

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations for the thirteen weeks ended September 30, 2001 ("third quarter 2001") and October 1, 2000 ("third quarter 2000") by its organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):

                                                                         Thirteen Weeks Ended
                                                        -----------------------------------------------------
                                                                                              Restated *
                                                         September 30, 2001                October 1, 2000
                                                        ---------------------           ---------------------
                                                          $               %               $               %
                                                        -----           -----           -----           -----
REVENUES [a]
          GLOBAL SECURITY SERVICES                      306.6            43.4           293.5            45.9
          CORRECTIONAL SERVICES                         142.2            20.1           135.9            21.3
          FLEXIBLE STAFFING SERVICES                    257.4            36.5           209.4            32.8
                                                        -----           -----           -----           -----
             CONSOLIDATED REVENUES                      706.2           100.0           638.8           100.0
                                                        =====           =====           =====           =====

OPERATING INCOME [b]
          GLOBAL SECURITY SERVICES                       10.6 [c]         3.5             7.8             2.7
          CORRECTIONAL SERVICES                           9.0             6.3             1.9             1.4
          FLEXIBLE STAFFING SERVICES                      1.0             0.4             1.0             0.5
          UNALLOCATED CORPORATE EXPENSE                  (6.0)           (0.8)           (5.2)           (0.8)
                                                        -----                           -----
             CONSOLIDATED OPERATING INCOME               14.6             2.1             5.5             0.9
                                                        =====                           =====

* Restated for the adoption of SAB No. 101.
[a] Represents percent of total revenues.
[b] Represents percent of respective business related revenues.
[c] For the third quarter, 2001 (year 2000 had no comparative charges), operating income had pre-tax charges of $3.3 million connected with the Company's efforts to reposition and stabilize its international operations.

COMPARISON OF THIRTEEN WEEKS ENDED SEPTEMBER 30, 2001 AND THIRTEEN WEEKS ENDED OCTOBER 1, 2000

REVENUES
Global Security Services
Third quarter 2001 Global Security Services revenues increased $13.1 million, or 4.5%, to $306.6 million from $293.5 million in the third quarter 2000. Revenues of the North American Operations increased $12.4 million, or 4.9%, to $264.5 million in the third quarter 2001 from $252.1 million in the third quarter 2000. There was continued expansion of revenues from national accounts and in other domestic guard services due to increases in existing contracts. International market revenues increased $0.7 million, or 1.7%, to $42.1 million in the third quarter 2001 compared to $41.4 million in the third quarter 2000. Increases in international security revenues are primarily attributable to growth in the United Kingdom due to new contracts.

Correctional Services
Third quarter 2001 Correctional Services revenues increased $6.3 million, or 4.6%, to $142.2 million from $135.9 million in the comparable quarter last year. The increase in revenues is the result of new facility openings offset by lower construction revenue and the closure of two facilities. Approximately $12.6 million of the increase in revenues in the third quarter 2001 compared to the third quarter 2000 is attributable to increased compensated resident days resulting from the opening of two facilities in 2001 and the opening of two facilities in 2000. The number of compensated resident days in domestic facilities was approximately 2.3 million in the third quarter 2001 and 2.2 million in the third quarter 2000. Compensated resident days in Australian facilities increased to approximately 467,000 from 435,000 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities and the opening of one prison in the third quarter 2000. Revenues decreased by approximately $5.5 million due to less construction activity. Revenues also decreased approximately $3.3 million due to the expiration of contracts for two facilities. The balance of the increase is attributable to facilities open during all of both periods. The average facility occupancy in domestic facilities increased to 97.6% of capacity in the third quarter 2001 compared to 97.4% in the third quarter 2000.

Flexible Staffing Services
Staffing Services third quarter 2001 revenues increased $48.0 million, or 22.9%, to $257.4 million from $209.4 million in the comparable quarter last year. Leased employees grew 23.3% to approximately 42,700 at the end of the third quarter 2001 from 34,600 at the end of the third quarter 2000. Temporary placement hours grew 8.4% to approximately 957,600 during the third quarter 2001 from approximately 883,000 during the third quarter 2000.

OPERATING INCOME
Third quarter 2001 consolidated operating income increased $9.1 million, or 165.5%, to $14.6 million from $5.5 million in the third quarter 2000. The operating margin for the third quarter 2001 increased to 2.1% as compared to 0.9% for the third quarter 2000. The operating margin increases for Global Security Services and Correctional Services more than offset the operating margin decrease for Flexible Staffing Services. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and salaries increase at a faster rate than the per diem or fixed rate re-ceived by the Company for its services. Management continually monitors the operations of its subsidiaries and affiliates. If conditions were to arise that indicate an impairment of one of these investments, this could have an adverse impact on the Company's results of operations.

Global Security Services
The operating income of the Global Security Services business increased $2.8 million, or 35.9%, to $10.6 million in the third quarter 2001 from $7.8 million for the comparable quarter last year. North American market operating income increased $5.6 million, or 81.2%, to $12.5 million in the third quarter 2001 from $6.9 million in the third quarter 2000. The increase in operating income of the North American market is principally attributable to improved margins and growth, and a timing difference associated with an award fee on the U.S. government contract at Oak Ridge, Tennessee, which was received in the third quarter of this year, while in year 2000 it was not received until the fourth quarter. North American market operating income as a percentage of revenues increased approximately 100 basis points in the third quarter 2001 compared to the third quarter 2000, excluding award fees at major government contract sites and food service operations, which was sold in the second quarter 2001. International Operations' operating income decreased $2.8 million to a loss of $1.9 million in the third quarter 2001 from income of $0.9 million in the third quarter 2000, primarily due to $3.3 million of charges related to the Company's review of its international security operations.

During fiscal 2000, the Company's management began reviewing its international security operations in order to enhance the quality of revenue and earnings growth. Management determined at that time that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. During the third quarter, 2001, as it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses impacting operating income of approximately $3.3 million associated with various international operations, excluding Chile, principally in Latin America. The Company has operations in most Latin American countries, and therefore, has exposure to the ongoing economic difficulties in the region, including, but not limited to, Argentina, where the country is at risk of default on its foreign-currency debt. As the Company looks forward to the remaining portion of 2001, it is management's intent to accelerate this review and repositioning process, so that it will have been substantially completed by year-end 2001, however, there can be no assurances that it will be completed within this timeframe. In completing this process, conditions may arise that will cause the Company to record additional impairments to investments in particular locations. Also, in some locations local economic conditions may result in reporting losses. At this time, management is unable to estimate the amount of these write-downs or losses, if any, that would be reported, and again there can be no assurance that the ultimate outcome of this process would not have a material adverse impact on the Company's financial position, results of operations and cash flows.

Correctional Services
Third quarter 2001 operating income increased $7.1 million to $9.0 million from $1.9 million in the comparable period in 2000. As a percentage of revenue, operating income increased to 6.3% in the third quarter 2001 from 1.4% in the third quarter 2000. WHC had a third quarter 2000 operating charge of $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share), related to the de-activation of the Jena, Louisiana facility. After taking into consideration the minority shareholders' interest, this charge after tax effected the Company's third quarter 2000 earnings per share by $0.09 (nine cents). WHC estimates this facility will remain inactive through the end of 2001. The third quarter 2001 favorable operating income variance versus third quarter 2000, excluding the Jena deactivation charge, is primarily attributable to the opening of two facilities in 2001 and generally improved performance at other domestic facilities. WHC continues to incur increasing insurance costs due to adverse claims experience. WHC is implementing a strategy to improve the management of future loss claims incurred but can provide no assurances that this strategy will be successful. WHC anticipates significant increases in insurance costs during the fourth quarter of 2001, which could adversely impact WHC's 2001 results of operations and cash flows.

Flexible Staffing Services
The operating income of Staffing Services was $1.0 million in both the third quarter 2001 and the third quarter 2000 despite revenue increases, due principally to higher operating costs.

Unallocated Corporate Expenses
Unallocated corporate general and administrative expenses increased $0.8 million or 15.4% to 6.0 million for the third quarter 2001 from $5.2 million in the third quarter 2000. Unallocated corporate general and administrative expenses as a percentage of consolidated revenues remained the same at 0.8% for both the third quarter of 2001 and 2000.

OTHER INCOME (EXPENSE)
Investment income remained the same at $1.4 million for both the third quarter 2001 and 2000. Interest expense decreased $0.8 million to $1.4 million in the third quarter 2001 from $2.2 million in the third quarter 2000, primarily due to a decrease in average debt outstanding as well as a decrease in average borrowing rates.

MINORITY INTEREST
Minority interest (net of income taxes) increased $1.6 million to $2.8 million in the third quarter 2001 from $1.2 million in the third quarter 2000, principally reflecting the increase in earnings of WHC for the second quarter 2001 compared to the second quarter 2000.

EQUITY IN INCOME (LOSS) OF AFFILIATES
Equity in income of affiliates (net of income taxes) decreased $6.7 million to a $5.2 million loss in the third quarter 2001 compared to income of $1.5 million in the third quarter 2000. The loss in the third quarter of 2001 was due to the Company recording after-tax charges of $3.4 million ($5.5 million pre-tax) representing its share of losses of its affiliated operations in Chile plus a $2.1 million after tax charge ($3.5 million pre-tax) related to the write-down of its investments in Argentina, Hong Kong, Thailand and China. In addition, WCC's U.K. affiliate had a $1.7 million pre-tax decrease in income due to facility phase-in costs incurred in the third quarter 2001 when no such costs were incurred in the third quarter 2000. After taxes and minority interest, this decrease reduced the Company's equity income in the third quarter 2001 compared to the third quarter 2000 by $0.6 million.

The Company has launched a full scale analysis of all aspects of the uncertain situation of its affiliated operations in Chile and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile, including the sale of non-strategic businesses. See the "Liquidity" section for additional discussion regarding Chile and the Company's international strategy.

NET INCOME
Net income was $0.9 million for the third quarter 2001, or $0.06 basic earnings per share, as compared to $3.1 million, or $0.21 basic earnings per share for the same period in 2000. Earnings per share on a diluted basis was $0.06 in the third quarter 2001 compared to $0.21 per share for the same period in 2000. Goodwill amortization, after tax, amounted to $0.4 million for both third quarters 2001 and

2000. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.03 more and $0.02 more for the third quarter 2001 and third quarter 2000, respectively. In addition, diluted earnings per share would have been $0.02 more for both periods.

RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations for the thirty-nine weeks ended September 30, 2001 ("year-to-date") and October 1, 2000 ("year-to-date") by the Company's organizational business segments. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in millions):

                                                             Thirty-nine Weeks Ended
                                             ----------------------------------------------------
                                                                                   Restated *
                                                September 30, 2001              October 1, 2000
                                             -----------------------         --------------------
                                                $                %              $             %
                                             -------           -----         -------        -----
REVENUES [a]
      GLOBAL SECURITY SERVICES                 901.6            43.8           865.3         46.8
      CORRECTIONAL SERVICES                    418.9            20.4           400.3         21.6
      FLEXIBLE STAFFING SERVICES               735.2            35.8           583.9         31.6
                                             -------           -----         -------        -----
         CONSOLIDATED REVENUES               2,055.7           100.0         1,849.5        100.0
                                             =======           =====         =======        =====

OPERATING INCOME [b]
      GLOBAL SECURITY SERVICES                  26.5 [c]         2.9            23.0          2.7
      CORRECTIONAL SERVICES                     18.0             4.3            12.5          3.1
      FLEXIBLE STAFFING SERVICES                 2.8             0.4             2.8          0.5
      UNALLOCATED CORPORATE EXPENSE            (16.9)           (0.8)          (16.1)        (0.9)
                                             -------                         -------
         CONSOLIDATED OPERATING INCOME          30.4             1.5            22.2          1.2
                                             =======                         =======

* Restated for the adoption of SAB No. 101.
[a] Represents percent of total revenues.
[b] Represents percent of respective business related revenues.
[c] For the first nine months of 2001 (year 2000 had no comparative charges), operating income had pre-tax charges of $6.4 million connected with the Company's efforts to reposition and stabilize its international operations.

COMPARISON OF THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 AND THIRTY-NINE WEEKS ENDED OCTOBER 1, 2001

REVENUES
Global Security Services
Year-to-date 2001 Global Security Services revenues increased $36.3 million, or 4.2%, to $901.6 million from $865.3 million in the same period in 2000. Revenues from North American Operations increased $33.5 million, or 4.5%, to $775.2 million through the third quarter 2001 from $741.7 million through the third quarter 2000. There was continued expansion of revenues from national accounts and in other domestic guard services due to increases in existing contracts. International Operations revenues increased $2.8 million, or 2.3%, to $126.4 million through the third quarter 2001 compared to $123.6 million through the third quarter 2000. Increases in international security revenues are primarily attributable to growth in the United Kingdom due to new contracts.

Correctional Services
Year-to-date 2001 Correctional Services revenues increased $18.6 million, or 4.6%, to $418.9 million from $400.3 million in the comparable period last year. The increase in revenues is the result of new facility openings offset by lower construction revenues, closure of two facilities and lower mandays at the immigration facilities in Australia. Approximately $44.1 million of the increase in revenues through the third quarter 2001 compared to the same period in 2000 is attributable to an increase in compensated resident days resulting from the opening of two facilities in 2001 and two facilities in 2000. The number of compensated resident days in domestic facilities increased to approximately 6.9 million through the third quarter 2001 from 6.5 million through the third quarter 2000. Compensated resident days in Australian facilities decreased approximately 4.1% to slightly below 1.4 million as compared to the previous period in 2000, primarily due to lower compensated resident days at the Australian immigration facilities. Revenues decreased approximately $16.4 million due to less construction activity. Revenues also decreased by approximately $11.9 million due to the cessation of operations at the Jena facility, the expiration of contracts for two facilities and a decline in mandays at the Australian immigration facilities. The balance of the increase is attributable to facilities open during all of both periods and increases in per diem rates. The average facility occupancy in domestic facilities decreased slightly to 97.1% of capacity through the third quarter 2001 compared to 97.3% through the third quarter 2000.

Flexible Staffing Services
Flexible Staffing Services' year-to-date 2001 revenues of $735.2 million were $151.3 million above revenues of $583.9 in the same period last year due to growth. Leased employees grew 23.3% to approximately 42,700 at the end of the third quarter 2001 from 34,600 at the end of the third quarter 2000. Temporary placement hours declined 2.1% to approximately 2,617,000 through the third quarter 2001 from approximately 2,673,000 during the same period in 2000, due to lower demand from a major client and lower demand in the midwest light industrial segment. However, comparing the third quarter 2001 to the second quarter 2001, temporary placement hours increased 10.3%.

OPERATING INCOME
Year-to-date 2001 consolidated operating income increased $8.2 million, or 36.9%, to $30.4 million from $22.2 million for the same period in 2000. The operating margin through the third quarter 2001 increased to 1.5% from 1.2% for the same period in the prior year. The operating margin increases for Global Security Services and Correctional Services more than offset the operating margin decrease for

Flexible Staffing Services and unallocated corporate expenses as a percentage of consolidated revenues decreased by 1%. During a period of low unemployment, some business units may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations to the extent wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services. Management continually monitors the operations of its subsidiaries and affiliates. If conditions were to arise that indicate an impairment of one of these investments, this could have an adverse impact on the Company's results of operations.

Global Security Services
The operating income of the Global Security Services business increased $3.5 million, or 15.2%, to $26.5 million through the third quarter 2001 from $23.0 million for the comparable period last year. North American Operations' operating income increased $8.7 million, or 43.3%, to $28.8 million through the third quarter 2001 from $20.1 million for the same period in 2000. The increase in operating income of the North American market is principally attributable to improved margins and growth, and a timing difference associated with an award fee on the U.S. government contract at Oak Ridge, Tennessee, which was received in the third quarter of this year, while in year 2000 it was not received until the fourth quarter. North American market operating income as a percentage of revenues increased approximately 60 basis points for the first nine months of 2001 compared to the same period in 2000, excluding major award fees at government contract sites and food service operations, which was sold in the second quarter 2001. International Operations' operating income decreased $5.2 million to a loss of $2.3 million in the first nine months of 2001 from income of $2.9 million for the same period in 2000, primarily due to $6.4 million of charges related to the Company's review of its international security operations.

During fiscal 2000, the Company's management began reviewing its international security operations in order to enhance the quality of revenue and earnings growth. Management determined at that time that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. For the first nine months ended 2001, as it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses impacting operating income of approximately $6.4 million associated with various international operations, excluding Chile, principally in Latin America. The Company has operations in most Latin American countries, and therefore, has exposure to the ongoing economic difficulties in the region, including, but not limited to, Argentina, where the country is at risk of default on its foreign-currency debt. As the Company looks forward to the remaining portion of 2001, it is management's intent to accelerate this review and repositioning process, so that it will have been substantially completed by year-end 2001, however, there can be no assurances that it will be completed within this timeframe. In completing this process, conditions may arise that will cause the Company to record additional impairments to investments in particular locations. Also, in some locations local economic conditions may result in reporting losses. At this time, management is unable to estimate the amount of these write-downs or losses, if any, that would be reported, and again there can be no assurance that the ultimate outcome of this process would not have a material adverse impact on the Company's financial position, results of operations and cash flows.

Correctional Services
Year-to-date 2001 operating income increased $5.5 million, or 44.0%, to $18.0 million from $12.5 million in the comparable period in 2000. As a percentage of revenue, operating income increased to 4.3% through the third quarter 2001 from 3.1% in the same period in 2000. WHC had a third quarter 2000 operating charge of $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share), related to the de-activation of the Jena, Louisiana facility. After taking into consideration the minority shareholders' interest, this charge after tax effected the Company's third quarter 2000 earnings per share by

$0.09 (nine cents). WHC estimates this facility will remain inactive through the end of 2001. The third quarter year-to-date 2001 favorable operating income variance versus the same period in 2000, excluding the Jena deactivation charge, is primarily attributable to the opening of two facilities and generally improved performance at other domestic facilities. WHC continues to incur increasing insurance costs due to adverse claims experience. WHC is implementing a strategy to improve the management of future loss claims incurred but can provide no assurances that this strategy will be successful. WHC anticipates significant increases in insurance costs during the fourth quarter of 2001, which could adversely impact WHC's 2001 results of operations and cash flows.

Flexible Staffing Services
The operating income of Staffing Services was $2.8 million for both the first nine months ended 2001 and 2000 despite revenue increases, due principally to higher operating costs.

Unallocated Corporate Expenses
Unallocated corporate general and administrative expenses increased 5.0% to $16.9 million through the third quarter 2001 from $16.1 million in the same period in 2000. A percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased to 0.8% of revenues through the third quarter of 2001 compared to 0.9% for the same period in the prior year.

OTHER INCOME (EXPENSE)
Investment income remained the same at $4.7 million for both the first nine months ended 2001 and 2000. Interest expense decreased $0.9 million to $5.1 million for the first nine months ended 2001 from $6.0 million for the same period in 2000, primarily due to a decrease in average debt outstanding as well as a decrease in average borrowing rates.

MINORITY INTEREST EXPENSE
Minority interest expense (net of income taxes) increased $0.9 million to $6.7 million through the third quarter 2001 from $5.8 million for the same period 2000, principally reflecting the increase in earnings of WHC for the first nine month of 2001 compared to the same period in the prior year.

EQUITY IN INCOME (LOSS) OF AFFILIATES
Equity in income of affiliates (net of income taxes) decreased $16.4 million to an $11.2 million loss for the first nine months of 2001 compared to income of $5.2 for the same period in the prior year. The loss in the first nine months of 2001 was due to the Company recording after-tax charges of $12.3 million ($20.2 million pre-tax) representing its share of losses of its affiliated operations in Chile plus a $2.6 million after tax charge ($4.2 million pre-tax) primarily related to the write-down of its investments in Argentina, Hong Kong, Thailand, India and China. In addition, WCC's U.K. affiliate had a $1.7 million pre-tax decline in income due to facility phase-in costs incurred in the third quarter 2001 when no such costs were incurred in the third quarter 2000. After taxes and minority interest, this decline reduced the Company's equity income for the first nine months ended 2001 compared to the same period in the prior year by $0.6 million.

The Company has launched a full scale analysis of all aspects of the uncertain situation of its affiliated operations in Chile and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile, including the sale of non-strategic businesses. See the "Liquidity" section for additional discussion regarding Chile and the Company's international strategy.

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

NET INCOME
Net income was $0.4 million through the third quarter 2001, or $0.03 basic earnings per share, as compared to $11.2 million, or $0.75 basic earnings per share for the same period in 2000. Earnings per share on a diluted basis was $0.02 through the third quarter 2001 compared to $0.73 per share for the same period in 2000. Goodwill amortization, after tax, amounted to $1.0 million and $1.1 million through the third quarter 2001 and the same period 2000, respectively. Excluding goodwill amortization, after tax, basic earnings per share would have been $0.06 and $0.07 more through the third quarter 2001 and the same period 2000, respectively. Likewise, diluted earnings per share would have been $0.07 more for both periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISKS -- ITEM 305 OF 8-K

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit and securitization facilities and international investments. In addition, WHC is exposed to market risks arising from changes in interest rates with respect to its $220.0 million operating lease facility and the $30.0 million revolving credit facility. Based on the Company's interest rate and foreign exchange rate position at September 30, 2001, a hypothetical 100 basis point change in market interest rate or a 10% change in the historical currency rates would not have a material effect on the Company's financial position or results of operations over the next fiscal year.

THE WACKENHUT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is presently, and is from time to time, subject to claims arising in the ordinary course of its business. In certain actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, there are no other pending legal proceedings for which the potential impact if decided unfavorable to the Company could have a material adverse effect on the consolidated financial statements of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).     Exhibits -

Exhibit 10.1 - Amendment Number 1, dated October 12, 2001 to Amended and Restated Transfer and Administration Agreement dated as of January 26, 2001, among Wackenhut Funding Corporation as Transferor, The Wackenhut Corporation as Servicer, Enterprise Funding Corporation as Purchaser, Bank of America, N.A. as Agent, and The Bank of Nova Scotia as a Bank Investor.

Exhibit 10.2 - Amendment Agreement No. 3, dated September 24, 2001 to the Credit Agreement dated November 13, 2000, among The Wackenhut Corporation as Borrower and Bank of America, N.A. as Agent for the Lenders, as amended by Amendment Agreement No. 1 dated December 12, 2000 and Amendment Agreement No. 2 dated June 22, 2001.

(b).     Reports on Form 8-K

The Company filed a Form 8-K on October 3, 2001 reporting payment on standby letters of credit.

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the thirty-nine weeks ended September 30, 2001 to be signed on its behalf by the undersigned hereunto duly authorized.



THE WACKENHUT CORPORATION



DATE: November 14, 2001                /s/ PHILIP L. MASLOWE
                                       ----------------------------------------
                                       Philip L. Maslowe,
                                       Executive Vice President,
                                       Chief Financial Officer