Form 10-K405
period 2001-12-30
WACKENHUT CORP
filed 2002-03-04
CIK 104030

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ______________________ TO _____________________

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

               Securities registered to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At February 08, 2002, the aggregate value of 1,922,111 shares of Series A Common Stock and 8,217,490 shares of Series B Common Stock held by non-affiliates of the Registrant was $236,165,743.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the registrant's Annual Report to Shareholders for the fiscal year ended December 30, 2001 are incorporated by reference into Parts II and IV of this Report.

     Parts of the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Wackenhut Corporation (the "Company") is a leading provider of diversified services to business and government. The Company focuses strategically on three major businesses worldwide - security related and other operational support services, development and management of privatized correctional and detention facilities, and personnel employee leasing and temporary services. The security services business ("Global Security Services") operates in North American (domestic) and international markets. Domestically, Global Security Services has expanded into a range of other support services to include base operations, facility management, fire and emergency medical services. Internationally, Global Security Services provides a greater variety of services than the Company offers domestically. These services include, among other things, electronic security systems, central station monitoring, cash-in-transit, satellite tracking of vehicles and cargo, building maintenance, secure storage of documents, postal services and distribution logistics. The Company, through its approximately 57% owned publicly-held subsidiary, Wackenhut Corrections Corporation (NYSE: WHC), designs, constructs, finances and manages correctional, detention and public sector healthcare facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. The Company has established a strong presence in the southeast and midwest United States in the flexible staffing industry that includes personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services. The Company has approximately 68,000 full and part-time employees, worldwide, serving approximately 11,000 commercial and governmental customers through an extensive network of offices and operations in 48 states and approximately 45 countries.

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

         The Company is the largest U.S.-based global security services provider, with 142 customer support centers across the United States and additional centers in approximately 40 other countries around the world. In addition to its physical security and uniformed officer services, the Company is a leader in the development of specialized niche services. For example, in response to a growing demand in the marketplace for security professionals with greater skill and responsibility levels, the Company has developed its Custom Protection Officer(R) ("CPO") program to provide highly specialized and trained security professionals to a broad range of customers such as national retailers, financial institutions and gated communities. CPO security professionals also are used as supplemental law enforcement forces by public transportation authorities and other governmental entities. Custom Protection Officer(R) is a Registered Service Mark of the Company. Another market initiative is the Company's National Accounts program, developed to provide focused and consistent service quality across its larger clients' national, regional and global organizations. These clients asked for, and received, a dedicated executive within the Company to integrate and coordinate client security programs. These quality-centered programs partner the Company and its clients in performance excellence initiatives across the client's organization. The Company believes that the National Accounts program may also enable it to expand the scope of services offered worldwide to its National Account customers. Management believes that the high quality and consistent service of its CPO and National Accounts programs provide the Company with an opportunity to maintain and enhance long-term relationships with its clients.

         As part of its strategy to respond to the growing trend toward privatization of governmental services, in 1984 the Company entered into the development and management of privatized correctional and detention facilities, a business ("Correctional Services") which is now operated exclusively through its approximately 57% owned subsidiary Wackenhut Corrections Corporation ("WHC"). As of December 2001, WHC had contracts or awards to manage 59 privatized correctional, detention and healthcare facilities, with a rated capacity of nearly 42,500 beds. It also had contracts for prisoner transportation, correctional health care services, mental health services and electronic monitoring.

         Building upon four decades of expertise in providing services to businesses and government, in the fourth quarter of 1996 the Company entered into the professional employer organization ("PEO") employee leasing business by establishing Oasis Outsourcing, Inc. During 1997, the Company continued to expand its market presence in these areas when Wackenhut Resources, Inc. ("WRI"), a subsidiary of the Company, acquired the King Companies in May 1997 and Professional Employee Management, Inc. ("PEM") in December 1997. Both companies were professional employer organizations, and in addition, the King Companies was in the temporary employment and recruiting service business. These two companies were combined with Oasis Outsourcing, Inc., under WRI, to form flexible staffing services business ("Staffing Services"). In November 1998, WRI acquired the Sharp Services and Advantage Temporary Services companies. During Fiscal 2000, the regional structure of Staffing Services was reorganized under a single name of "Oasis" to achieve a single identity for the marketing of its services. By the end of Fiscal 2001, Staffing Services had 39 offices in 11 states.

         In addition to the services that the Company has specifically targeted for expansion, the Company continues to explore and selectively invest in other service businesses, including commercial and governmental support services, supplemental police services, crash-fire-rescue services and fire protection services. See Note 19 of Notes to Consolidated Financial Statements included in
Exhibit 13.0 to this Annual Report on Form 10-K for a summary of the contribution to consolidated revenues and operating income by each of the Company's business segments and by domestic and international operations for each of Fiscal 2001, 2000 and 1999.

BUSINESS STRATEGY

         The Company focuses strategically on three major businesses worldwide
- Security services, Correctional services, and Staffing services. Key elements of the Company's business strategy are described below:

         GLOBAL SECURITY SERVICES

         - ENHANCE LEADERSHIP POSITION OF SECURITY-RELATED SERVICES. The Company strives to enhance its market position by attempting to provide the most reliable and consistent service in the industry. The Company believes its security professionals provide quality service because of: (i) strictly enforced screening and hiring procedures; (ii) intensive training;
                  (iii) well organized supervisory and feedback procedures and
                  (iv) management dedicated to total quality programs.

         - DEVELOP SPECIALIZED SECURITY SERVICES. The Company has identified and targeted the National Accounts and CPO programs, as well as the traditional small commercial client market, as ongoing growth avenues toward continued market expansion. Management believes that the high quality and consistent service of its National Accounts and CPO programs provide the Company with an opportunity to establish and enhance long-term relationships with all of its clients.

         - DEVELOP COMPLEMENTARY SUPPORT SERVICES. The Company will seek to expand the scope of complementary support services it offers. The Company's successful identification and development of Correctional services and Staffing services has provided it with the experience it believes will allow it to develop other specialized programs and support services.

         - FOCUSED GEOGRAPHIC PRESENCE. In order to enhance quality revenue and earnings growth, the Company seeks to focus its international presence in countries where it can achieve a proper critical mass. To achieve this strategic initiative, during Fiscal 2000 management initiated an ongoing review of the Company's international security-related businesses, with a view towards concentrating the Company's resources to achieve a proper critical mass.

         CORRECTIONAL SERVICES

         Correctional Service's objective is to enhance its position as one of the leading providers of privatized correctional, detention and public sector healthcare facility services. Key elements of Correctional Service's business strategy include: (i) effective management of projects; (ii) selective development of new business opportunities such as psychiatric health services provided through its subsidiary Atlantic Shores Healthcare, Inc.; (iii) selective pursuit of acquisitions; (iv) expansion of its scope of services; (v) expansion into international markets by establishing alliances with strategic local partners; and (vi) limiting capital risk.

         STAFFING SERVICES

         Staffing Services has expanded to become one of the leading outsourcing companies in the southeast, with a principal concentration in Florida, and the midwest. Its growth is resulting from the increasing trend of small and medium size businesses to lease employees from professional employer organizations ("PEOs") or use temporary workers in order to cut costs and provide more and better employee benefits. Staffing Service's strategy for growth is to expand PEO services while maintaining a viable temporary services network. The Company believes that this broader blend of human resources services will better meet the needs of its clients as outsourcing trends continue. Staffing Services derives a competitive advantage in the PEO market by providing an "a la carte" menu of staffing alternatives and attractive benefit options. In addition to internal growth, the Company has increased its presence in staffing services through selective acquisitions such as the acquisitions of the King Companies in May 1997, PEM in December 1997, and Sharp Services and Advantage Temporary Services Companies in November 1998. During 2000 the regional structure of Staffing Services was reorganized under a single brand name of "Oasis" to achieve a single identity for the marketing of its services.

         SELECTED ACQUISITIONS

         In addition to internal growth, the Company's growth strategy includes selected acquisitions.

MARKETS

         GLOBAL SECURITY SERVICES. The private security-related services industry includes guard services, alarm-monitoring services, security consulting services, armored car transport and other security services. The largest and most visible component of the industry is the guard service component, which also accounts for the largest portion of Security Service's revenues.

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

         CORRECTIONAL SERVICES. Correctional Service's views governmental agencies responsible for federal correctional facilities in the United States and governmental agencies responsible for correctional facilities in the United Kingdom and Australia as its primary potential customers. Correctional Service's secondary customers include state and local agencies in the United States and other foreign governmental agencies.

         STAFFING SERVICES. Staffing Services provides temporary staffing, permanent placement, and PEO services. The PEO provides integrated human resource administration, such as personnel employee leasing, risk management, payroll processing and human resource services. Client companies outsource a large part of the human resource function to the PEO. While the PEO becomes the employer of record for payroll and tax purposes, the client maintains control of the activities of the worksite employees. Due to the increasing complexity of the regulatory environment, employment costs per employee are rising dramatically, and constitute one of the market determinants. Outsourcing is expected to have a very compelling appeal to companies in the process of downsizing and reengineering.

COMPANY ORGANIZATION

         The Company's business can be divided into the Global Security Services, Correctional Services and Staffing Services. Global Security Services provides security-related and other support services. Correctional Services, which consists exclusively of the business conducted through WHC, provides privatized correctional, detention, and public sector mental health, facility design, development and management services. Staffing Services provides personnel employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services.

         GLOBAL SECURITY SERVICES

         Global Security Services is conducted in North American and international markets.

         North American Operations. Security Services provides security-related and other support services throughout the United States and Canada. The North American Operations ("NAO") is divided into commercial, government and regulated industry accounts. In providing its security services, the Company has adopted a quality management approach to its services. General management responsibilities for each operation are vested in managers of geographic regions supported by a small group of managers located at Company headquarters. Day-to-day management responsibility for each group is vested in regional and site field managers who have primary responsibility for client contact and satisfaction. Field managers are selected through an intensive screening process and receive what the Company believes is state-of-the-art training. Supervisory personnel from Company headquarters periodically visit region headquarters and sites and carefully monitor operating results.

         Commercial accounts. The Company furnishes security officers (armed and unarmed) to protect its clients' property against fire, theft, intrusion, vandalism and other physical harm. Specialized security services offered by the Company include crash-fire-rescue services, fire protection services and airport services. The Company also provides security-consulting services including security assessment and program development, specialized training programs for security guards, crash-fire-rescue personnel, and background investigative services. The Company will further enhance its market position in the security-related services industry through internal growth by continuing to: (i) pursue domestic and international National Accounts; (ii) differentiate its security-related services within the industry by emphasizing its CPO program; and (iii) market the Company's services to specialized market niches such as gated residential communities and hospitals.

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

         For its CPO program, the Company recruits law enforcement academy graduates, former military police, and members of elite military units and college graduates with criminology-related degrees. These recruits are prepared for critical security assignments after completing a Company training program that surpasses any state or local requirements for security officer licensing. CPO security personnel are often entrusted to perform supplemental law-enforcement-related services, such as transit security in Florida, Utah and Oregon, prisoner transportation in Maryland, and court house security in numerous states. Management believes that services provided by CPO security personnel distinguish the Company's services from those of the competition by providing highly specialized and trained security personnel capable of undertaking and accepting responsibilities that are beyond the capabilities of traditional security guards.

     Contracts with private industry generally are for a minimum of a one-year term. Most of these contracts are subject to termination by either party on 30 days prior notice. For most small accounts, billing rates are typically based on a specified rate per hour and generally are subject to renegotiation or escalation if related costs increase because of changes in minimum wage laws, payroll tax changes or certain other events beyond the control of the Company. For many larger accounts, cost plus, performance and management fee contracts are becoming the norm.

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

         Government and regulated industry accounts. The Company provides specialized security-related and support services for United States federal government entities and nuclear power generating facilities. Wackenhut Services, Inc. ("WSI") provides security services primarily to United States federal government entities. Services provided by WSI range from security/law enforcement, fire protection, facility maintenance, aviation to emergency medical services. In the United States, WSI provides security-related services at 12 sensitive government installations. For example, the Company has held the operations and maintenance contract for the Savannah River Site in South Carolina, the single largest government contract for security-related services, since 1983. The Company has managed the Rocky Flats Environmental Technology Site near Denver since 1990, the Nevada Test Site near Las Vegas since 1964, and began providing security services during 2000 at the Oak Ridge Site near Oak Ridge, Tennessee. WSI has overseen training and resource development for the United States Department of Energy at the Nonproliferation and National Security Institute in Albuquerque, New Mexico Since 1984. The Company's service contracts with governmental agencies are typically cost-reimbursable contracts providing the Company the ability to earn award fees based upon the achievement of performance goals. The Company's service contracts with governmental agencies are subject to annual governmental appropriations.

         With contracts at 28 commercial nuclear power plants in 14 states, the Company is the market share leader in the nuclear services niche market. The Company provides nuclear utility customers with highly trained and qualified security personnel, emergency planning, electronic detection equipment and integrated security systems to these utility companies. The terms of contracts entered into by the nuclear division generally are multi-year and include a variety of fee arrangements. The Company's experience with requirements and standards of the Nuclear Regulatory Commission ("NRC") enable it to assist customers in ensuring NRC compliance.

         International markets. International security services are provided primarily through Wackenhut International, Inc. ("WII"), and its subsidiaries, affiliates and strategic partners.

         WII includes a network of subsidiaries, partnerships and affiliates in approximately 38 countries. The majority of WII's international operations are structured through local joint ventures with parties who operate in the given market. These parties often provide valuable insight into local markets, in addition to sharing financial responsibility for the venture. WII also provides a greater variety of services than the Company offers domestically. These services include, among other things, electronic security systems, central station monitoring, cash-in-transit, satellite tracking of vehicles and cargo, building maintenance, secure storage of documents, postal services, and distribution logistics. In addition to providing traditional security services to commercial customers at overseas locations, WII provides security for the U.S. Department of State at embassies and missions in 18 locations. WII also provides protective services at NASA space shuttle support sites in Africa. Major competitors of WII include sizable foreign concerns such as Group 4 Falck, Securitas, Securicor, Chubb and local and regional companies.

         In order to enhance quality revenue and earnings growth, the Company seeks to focus its international presence in countries where it can achieve a proper critical mass. To achieve this strategic initiative, during fiscal 2000, management initiated an ongoing review of the Company's international security-related businesses, with a view towards concentrating the Company's resources.

         CORRECTIONAL SERVICES

         Correctional Services is conducted through the operations of WHC. WHC is a leading developer and manager of privatized correctional, detention and public sector health facilities in the United States, the United Kingdom, Australia and South Africa. Correctional Services was founded in 1984 as a division of the Company to capitalize on emerging opportunities in the private correctional services market. As of December 30, 2001, Correctional Services had contracts or contract awards to manage 59 correctional, detention and public sector healthcare facilities with an aggregate rated capacity of nearly 42,500 beds. It also had contracts for prisoner transportation, correctional health care services, mental health services and electronic monitoring. Correctional Services offers a comprehensive range of correctional, detention and public sector healthcare facility management services from individual consulting projects to the integrated design, construction and management of correctional, detention and public sector healthcare facilities. In addition to providing the fundamental services relating to the security of facilities and the detention and care of inmates, Correctional Services has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education, and job and life skills training. Management believes that Correctional Service's experience in delivering a full range of quality privatization services on a cost-effective basis to governmental agencies provides such agencies strong incentives to choose WHC when awarding new contracts or renewing existing contracts.

         WHC's facility management contracts typically have original terms ranging from one to ten years and give the customer at least one renewal option.

STAFFING SERVICES

         Building upon four decades of expertise in providing services to businesses and government the Company entered into the PEO employee leasing business by establishing Oasis Outsourcing, Inc., a majority owned subsidiary, in the fourth quarter 1996. During 1997, the Company continued to expand its market presence when WRI, a subsidiary of the Company, acquired the King Companies, in May 1997, and PEM in December 1997. Both companies were professional employer organizations, and in addition, the King Companies was in the temporary employment and recruiting service business. These two companies were combined with Oasis Outsourcing, Inc., under WRI to form Staffing Services. In November 1998 Staffing Services acquired Sharp Services Inc. and Advantage Temporary Services companies. During 2000, the regional structure of Staffing Services was reorganized under a single name of "Oasis" to achieve a single identity for the marketing of its services. By the end of 2001, Staffing Services had 39 offices in 11 states.

CUSTOMERS

     During 2001, Security Services provided services to approximately 8,200 customers worldwide. The United States Department of Energy accounted for 8% of the Company's revenue during Fiscal 2001 and Fiscal 2000. Correctional Services contracts with the various Federal Government agencies accounted for 4% and 3% of the Company's revenues in Fiscal 2001 and Fiscal 2000, respectively and contracts with the State of Florida accounted for 3% and 4% of the Company's revenues in Fiscal 2001 and Fiscal 2000, respectively, and contracts with governmental agencies of the State of Texas accounted for 3% of the Company's revenue in Fiscal 2001 and Fiscal 2000. Staffing Services provides services to nearly 1,400 clients in both the employee leasing and temporary staffing businesses.

COMPETITION

         The Company is the largest United States-based security and protective services organization and a leading provider of such services worldwide. The Company competes domestically and internationally with Securitas, which acquired the Company's largest U.S.-based competitors, Burns International Security Company and Pinkerton, in Fiscal 2000 and Fiscal 1999, respectively. The Company also competes with numerous local and regional security services companies. Although, the market is fragmented, with over 15,000 security service providers in the United States, recent industry consolidations have resulted in the top four providers of services similar to those provided by Global Security Services accounting for approximately 30% of the contracted out security-services market in the United States. Competition in the security-related and other support services business is intense and is based primarily on price in relation to quality of service, the scope of services performed, and the extent of employee training and supervision. However, potential competitors can enter the security-related and other support services business without substantial capital investment or expense.

         WHC, through which Correctional Services operates, competes primarily on the basis of the quality and range of services offered, and its experience and reputation, both domestically and internationally, in the design and management of facilities. WHC competes with a number of companies, including, but not limited to, Corrections Corporation of America, Correctional Services Corporation, Group 4 International Corrections Service, U.K. Detention Services, Ltd., Cornell Corrections Corporation, Securicor Group, Sodexho, and Management and Training Corporation. Some of WHC's competitors are larger and have greater resources than WHC. WHC also competes on a localized basis in some markets with small companies that may have better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the correctional business without substantial capital investment or experience in management of correctional or detention facilities. In addition, in some markets WHC may compete with governmental agencies that are responsible for correctional facilities.

         Staffing Services competes primarily on the basis of the quality and range of services offered. Staffing Services competes domestically with a number of companies, including but not limited to Spherion, Staff Leasing, Administaff, ADP Total Source and many regional based firms. Some of the competitors are larger and have greater resources than Staffing Services.

EMPLOYEES

         Global Security Services' principal business is labor intensive, and is affected substantially by the availability of qualified personnel and the cost of labor. As of December 30, 2001, Global Security Services had approximately 57,000 full and part-time employees worldwide, most of whom are security officers and other personnel providing physical security services. The Company has not experienced any material difficulty in employing sufficient numbers of suitable security officers. Security officers and other personnel supplied by the Company to its clients are employees of the Company, even though stationed regularly at a client's premises. A small percentage of the employees of Global Security Services are covered by collective bargaining agreements. Relations with employees have been generally satisfactory.

         As of December 30, 2001, Correctional Services had 10,763 full-time employees. Correctional Services employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. WHC's correctional officer employees at George W. Hill Correctional Facility (Pennsylvania), Queens Private Correctional Facility (New
York), Junee Correctional Centre (Australia), Arthur Gorrie Correctional Centre (Australia), Fulham Correctional Centre (Australia), Melbourne Correctional Center (Australia), Auckland Central Remand Prison (New Zealand) and Immigration Detention Services (Australia) are members of unions. WHC has entered into a contract with the union at each of these facilities. In addition, the employees of Premier Custodial Group, Ltd. (PCG), in the United Kingdom are covered by a national collective bargaining agreement with the Prison Service Union. Other than the contracts described above, WHC has no union contracts or collective bargaining agreements. WHC believes its relations with its employees are good.

         Staffing Services had approximately 350 administrative employees as of December 2001. In addition, the PEO division of Staffing Services served over 42,200 work-site employees as of December 30, 2001.

BUSINESS REGULATIONS AND LEGAL CONSIDERATIONS

         Global Security Services is subject to numerous city, county, and state firearm and occupational licensing laws that apply to security officers and private investigators. Many states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, and imposing minimum bond, surety, or insurance standards. Many foreign countries have laws that restrict the Company's ability to render certain services, including laws prohibiting security-related services or limiting foreign investment.

         In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

         The industry in which Correctional Services operates is subject to national, federal, state and local regulations in the United States, Europe, South Africa and Australia, which are administered by a variety of regulatory authorities. Generally, prospective providers of correctional services must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations, including education, health care and safety regulations. WHC's contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. WHC's Kyle New Vision Chemical Dependency Treatment Center is licensed by the Texas Department of Criminal Justice to provide substance abuse treatment. Certain states, such as Florida and Texas, deem prison guards to be peace officers and require WHC personnel to be licensed and may make them subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

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

COMMITMENTS AND CONTINGENCIES

         The Company and WHC lease correctional facilities, office space, computers and vehicles under non-cancelable operating leases expiring through 2009. Rent expense for the fiscal years ended December 30, 2001,

December 31, 2000 and January 2, 2000 was $35.6 million, $26.9 million and $22.2 million, respectively. The minimum commitments under these leases and the 15 year lease for the corporate headquarters, are as follows:


                             Minimum
Year                       Commitments
--------------------------------------
2002                         $ 31.5
2003                           18.4
2004                           15.1
2005                           10.6
2006                            7.0
Thereafter                     36.1
                             -------
                             $118.7
--------------------------------------

         In fiscal year 2001, the Company recorded after-tax charges of $17.9 million ($29.2 million pre-tax) representing its share of the losses of its affiliated operations in Chile.

         In the third quarter 2001, the Company completed the cash funding of its $32 million of bank letters of credit issued to secure a portion of its Chilean affiliate's debt. With the payment of the bank standby letters of credit, the Company's Chilean affiliate has substituted short-term debt obligations with local Chilean lenders with a one-year term maturity funding directly with the Company.

         The Company's Chilean affiliate defaulted on certain of its bank loan obligations earlier in the year because it had been unable to generate sufficient cash, either from ongoing operations or the sale of assets, to repay its obligations. In conjunction with the Company's payment of the $32 million of letters of credit, the affiliate obtained a 180-day term bank creditor standstill agreement on October 18, 2001. During this standstill period, the affiliate is restructuring its operations and attempting to sell non-core security businesses to repay or reduce the local Chilean debt, as well as debt due the Company, and to provide sufficient working capital for the core security business. The Chilean affiliate also has engaged a local investment bank to assist in the sale of the non-core businesses. This restructuring will likely include the Company attaining majority ownership of the Chilean affiliate.

         At present there can be no assurance that the Chilean affiliate will be able to sell assets to enable it to repay its outstanding debt. Inability to sell non-core assets during this standstill period could have a material adverse impact on the Chilean affiliate's financial position, results of operations and/or cash flows. The timing of such activities cannot be certain as the completion of any such transaction depends upon the needs of potential acquirers, buyers or investors, as well as financing, regulatory/legal requirements and other factors.

         The Chilean affiliate's total outstanding debt is approximately $52.9 million as of December 30, 2001, including the $37.9 million owed to the Company, and there can be no assurance that the Chilean affiliate will be able to generate enough cash from operations or the sale of non-strategic businesses to satisfy these debts. The Company has also provided comfort letters for approximately $1.0 million. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations including amounts owed to the Company, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position, results of operations or cash flows. At December 30, 2001 the Company's net investment balance related to its Chilean affiliate approximates $10.2 million, including amounts owed to the Company.

     The Company continues to review its international security operations in order to enhance the quality of revenue and earnings growth. Management determined that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. In aligning its international resources with this strategy, management believes that there may be conditions where the Company may consider exiting a country, or refocusing an operation. As a result, there could be an impairment of assets, or a need to provide for losses, particularly in certain subsidiaries and affiliates that were or are experiencing liquidity issues or were thinly capitalized.

     During fiscal year 2001, the Company focused on realigning its international security management and consolidating its global security operations. As it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses after tax of approximately $8.7 million ($14.3 million pre-tax) associated with various international operations, principally in Latin America excluding Chile. The Company has operations in most Latin American countries, and therefore, has exposure to the ongoing economic difficulties in the region.

         Although significant progress has been made in achieving management's restructuring objectives, these efforts will continue in 2002. During this review process, conditions may arise that will cause the Company to record additional impairments to investments in particular locations. Also, in some locations, local economic conditions may result in reporting losses. At this time, management is unable to estimate the amount of these write-downs or losses, if any, that would be reported, and there can be no assurance that the ultimate outcome of this process would not have a material adverse impact on the Company's financial position, results of operations and cash flows.

         In December 2001, WHC was issued a notice of contract non-renewal by the Administration of Corrections from the Commonwealth of Puerto Rico for the management of the Bayamon Correctional Facility. The current contract is set to expire March 23, 2002. WHC has met with various government officials in an effort to reverse the initial decision. There can be no assurances that these efforts will be successful. WHC does not expect the discontinuation of the management contract to have a significant impact on WHC's future results of operations and cash flows. The Bayamon Correctional Facility is owned by the government and there is no lease commitment on the part of WHC.

         On June 30, 2002, WHC's contract with the California Department of Corrections (the "Department") for the management of the McFarland Community Corrections Center is set to expire. WHC believes that the Department may not renew this contract due to budgetary constraints. Although WHC is continuing its efforts to extend the current contract through discussions with the legislature and department officials, as well as offering the facility to other interested government agencies, there can be no assurances that these efforts will be successful. The facility is currently in the fourth year of a ten-year non-cancelable operating lease with CPV. In the event WHC is unable to extend the contract or find an alternative use for the facility, WHC will be required to record an operating charge in 2002 related to future minimum lease commitments with CPV. The remaining lease obligation is approximately $6.0 million through April 28, 2008.

         WHC's casualty insurance premiums related to workers' compensation, comprehensive general liability and automobile insurance coverage are provided by an independent insurer. A portion of this insurance is reinsured by the Company's wholly owned captive reinsurance subsidiary. WHC pays the Company a fee for the transfer of the deductible exposure. WHC continues to incur higher insurance costs due to a hardened seller's insurance market, which was exacerbated by the events of September 11, 2001 and historical adverse claims experience, and although WHC has implemented a strategy to improve the management of future claims, WHC can not provide assurances that this strategy will result in a lower insurance rate. WHC's insurance costs increased significantly during the third and fourth quarter of 2001. WHC's management believes these costs have stabilized; however, the increases may continue through 2002.

         In December 1997, WHC entered into a $220 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, WHC unconditionally agreed to guarantee certain debt obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of December 30, 2001, approximately $154.3 million of this operating lease facility was utilized for four properties in operation.

         The term of the operating lease facility expires December 18, 2002. WHC is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that WHC will be able to complete the refinancing prior to December 18, 2002. Upon expiration of the operating lease facility, WHC may purchase the properties in the facility for their original acquisition cost. If WHC were to purchase the properties, WHC may use a number of forms of debt financing which would require the properties and any related debt incurred to purchase the properties, to be reported on WHC's and the Company's balance sheet. Alternatively, WHC may cause the properties to be sold to third parties. If the sales proceeds yield less than the original acquisition cost, WHC will make up the difference up to a maximum of 88% of the original acquisition costs.

         In connection with the financing and management of one Australian facility, WHC's wholly owned Australian subsidiary was required to make an investment of approximately $5 million. The balance of the facility was financed with long-term debt obligations that are nonrecourse to WHC. WHC's Australian subsidiary has a leasehold interest in the facility and does not have the ultimate rights of ownership. In the event the management contract is terminated for default, WHC's investment of approximately $5 million is at risk. WHC believes that the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. WHC's management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), WHC's subsidiary's investment must be repaid by the state government.

         The Company has employment agreements with its Chairman of the Board of Directors and its Vice-Chairman of the Board of Directors and Chief Executive Officer. These agreements are for terms of three and ten years, respectively. The agreements also contain termination provisions. During fiscal 2001 and 2000 aggregate base salary and bonus under these two agreements were approximately $4.5 million and $3.7 million, respectively. Also, the Company has severance agreements with certain executives that provide for specified benefits in the event of termination of employment due to a change of control.

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

CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS

         Prospective investors should carefully consider the following factors that may effect future results, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company and its business before purchasing its securities. In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially from those contemplated by such statements. See "Safe Harbor Statements under the Private Securities Litigation Reform Act of 1995" below. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

         UNCERTAINTY IN THE AFTERMATH OF SEPTEMBER 11. The effects of the terrorist attacks of September 11, 2001 and of potential future terrorist attacks on general economic conditions and on the Company's businesses, in particular, are uncertain. For example, in the event that any facilities at which the Company provides security related services are attacked by terrorists in the future, liabilities resulting from such attacks could, to the extent not covered by insurance, have a material adverse effect on the Company's business. In addition, terrorist attacks, including the attacks of September 11th that do not directly involve facilities serviced by the Company or that are fully insured against, could have a material impact on the Company by, among other things, sharply increasing the Company's insurance coverage costs including workers' compensation insurance, making insurance coverage unavailable altogether or prompting expanded security rules and regulations for airports, commercial buildings or other facilities. Other effects of terrorist acts that could materially impact the Company include but are not limited to: (i) an overall decline in the economy; (ii) a decline in air travel; and/or (iii) a decrease in the efficiency of the Company's security services as a result of compliance with expanded security rules and regulations.

         REVENUE AND PROFIT GROWTH DEPENDENT ON EXPANSION. The Company's growth depends to a significant degree upon its ability to obtain additional service contracts and correctional and detention facility development and management contracts and to retain existing contracts. The Company faces significant competition among: (i) providers of security-related and other support services for service contracts and for the renewal of such contracts upon expiration and
(ii) operators of correctional and detention facilities for development and management contracts for new facilities and for the renewal of those contracts upon expiration. Accordingly, there can be no assurance that the Company will be able to obtain additional contracts or to retain contracts upon expiration thereof. Growth of the Correctional Services is generally dependent on the development and management of new correctional and detention facilities, since contracts to manage existing public facilities are not typically offered to private operators. The rate of development of new facilities and, therefore, the Correctional Services' potential for growth, will depend on a number of factors, including crime rates and sentencing patterns in countries in which WHC operates, governmental and public acceptance of the concept of privatization, the number of facilities available for privatization and WHC's ability to obtain awards for contracts and to integrate new facilities into its management structure on a profitable basis. In addition, certain jurisdictions in the past have required the successful bidder to make a significant capital investment in connection with the financing of a particular project. WHC's ability to secure awards under such circumstances will, therefore, also depend on WHC having sufficient capital resources.

         ABILITY OF WHC TO REFINANCE CREDIT FACILITIES. Two of WHC's sources of liquidity are a $30 million multi-currency revolving credit facility, which includes $5.0 million for the issuance of letters of credit and a $220 million operating lease facility established to acquire and develop new correctional and detention facilities used in its business. As of December 30, 2001 there was no balance outstanding on the revolving credit facility and there was $154.3 million of the operating lease facility utilized for properties in operation. Both of these facilities expire December 18, 2002. WHC is exploring a number of alternatives to refinance both facilities. However, there can be no assurance that WHC will be able to complete a refinancing prior to December 18, 2002. Upon expiration of the operating lease facility, WHC may purchase the properties in the facility for their original acquisition cost. If WHC were to purchase the properties, WHC may use a number of forms of debt financing which would require the properties, and any related debt incurred to purchase the properties, to be reported on the Company's and WHC's balance sheet. Alternatively, WHC may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, WHC will make up the difference up to a maximum of 88% of the original acquisition cost.

         GROWTH/ACQUISITION STRATEGY. The Company has grown its Security Services, Correctional Services and Staffing Services through internal expansion and through selective acquisitions of additional companies or assets that would expand its existing business. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or assets or successfully integrate such additional companies or assets into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance.

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

         INTERNATIONAL OPERATIONS. In Fiscal 1999, Fiscal 2000, Fiscal 2001, revenues derived from the provision of services to customers outside the United States accounted for approximately 11.1%, 11.8% and 10.8%, respectively, of the Company's consolidated revenues. The Company anticipates that international revenues will continue to account for a significant portion of consolidated revenues in the foreseeable future. The Company's operating results, therefore, are subject to the risks inherent in international operations, including various regulatory requirements, fluctuations in currency exchange rates, political and economic changes and disruptions, tariffs or other barriers, and difficulties in staffing and managing foreign operations. One or more of these factors may have a material adverse effect on the Company's future international operations and, consequently, on the Company's operating results.

         BUSINESS CONCENTRATION. Contracts with the United States Department of Energy accounted for approximately 8% of the Company's consolidated revenues in both Fiscal 2001 and Fiscal 2000. Moreover, correctional contracts with governmental agencies of the State of Texas accounted for 3% of the Company's consolidated revenues in both Fiscal 2001 and Fiscal 2000. Correctional Services contracts with the State of Florida accounted for 3% and 4% of the Company's consolidated revenues in Fiscal 2001 and Fiscal 2000, respectively. Correctional Services contracts with various Federal Government agencies accounted for 4% and 3% of the Company's consolidated revenues in Fiscal 2001 and Fiscal 2000, respectively. The loss of, or a significant decrease in, the Company's business with the Department of Energy or WHC's business with the foregoing agencies could have a material adverse effect on the Company's results of operations.

         CORRECTIONAL CONTRACTS. WHC's facility management contracts typically have terms ranging from one to five years. WHC has 21 contracts that will expire in 2002. WHC's management contracts generally contain one or more renewal options for terms ranging from one to five years. Only the contracting governmental agency may exercise a renewal option. No assurance can be given that any agency will exercise a renewal option in the future. Additionally, the contracting governmental agency typically may terminate a facility contract without cause by giving WHC adequate written notice. Furthermore, in certain cases the development of facilities to be managed by WHC is subject to the facility obtaining construction financing. Such financing may be obtained through a variety of means, including without limitation, sale of tax-exempt bonds or other obligations or direct governmental appropriation. The sale of tax-exempt bonds may be adversely affected by changes in applicable tax laws or adverse changes in the market for tax-exempt bonds or other obligations.

         POTENTIAL LEGAL LIABILITY. The Company's Security Services and Correctional Services exposes the Company to potential third-party claims or litigation by persons for personal injury or other damages resulting from contact with personnel of the Company or WHC. In the case of WHC, such damages may arise from a prisoner's escape or from a disturbance or riot at a WHC-managed facility. WHC's management contracts generally require WHC to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. Under principles of common law, the Company can generally be held liable for wrongful acts or omissions of its agents or employees performed in the course and within the scope of their agency or employment. In addition, some states have adopted statutes that expressly impose on the Company legal responsibility for the conduct of its agents and employees. While the Company maintains an insurance program that provides coverage for certain liability risks, including personal injury, death and property damage where the Company or WHC is found negligent, the laws of many states limit or prohibit insurance coverage for liability for punitive damages arising from willful, wanton or grossly negligent conduct. There can be no assurance that the Company's insurance will be adequate to cover all potential claims or damages.

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

         ACCEPTANCE OF PRIVATIZATION OF TRADITIONAL PUBLIC FUNCTIONS. Privatization of traditional governmental functions such as food service at prisons and the management of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. Some sectors of the federal government and some state governments are legally unable to delegate traditional management responsibilities, including management of correctional and detention facilities, to private companies. The performance of traditional government functions by private companies is not widely understood by the public and has encountered resistance from certain groups, such as labor unions, sheriff's departments and groups that believe certain functions, including correctional and detention facility management should only be conducted by governmental agencies. Such resistance may cause a change in public and governmental acceptance of privatization in general. In addition, changes in dominant political parties in any of the markets in which the Company or WHC operates could result in significant changes to previously established views of privatization in such markets.

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

         The Company owns a 15,000 square foot warehouse building in Miami, Florida. In addition, the Company owns three buildings in Ecuador and Peru, two buildings in the Dominican Republic, and one each in Costa Rica, and Uruguay that are used for the operations of its foreign subsidiaries in those countries. The Company has a 50% interest in a partnership that owns a building in Puerto Rico. All other offices of the Company are leased.

         WHC also leases the space for the following facilities it manages under operating leases: (i) Aurora INS Processing Center; (ii) Broward County Work Release Center; (iii) Central Texas Parole Violator Facility; (iv) Central Valley Community Correctional Facility; (v) Coke County Juvenile Justice Facility; (vi) Desert View Community Correctional Facility; (vii) Golden State Community Correctional Facility; (viii) Guadalupe County Correctional Facility;
(ix) Jena Juvenile Justice Center; (x) Karnes County Correctional Center; (xi) Lawton Correctional Facility; (xii) Lea County Correctional Facility; (xiii) McFarland Community Correctional Facility; (xiv) Michigan Youth Correctional Facility; (xv) North Texas Intermediate Sanction Facility; (xvi) Queens Private Correctional Facility; (xvii) Rivers Correctional Institution; (xviii) Western Region Detention Facility at San Diego and (xix) Val Verde Correctional Facility.

         In December 1997, WHC entered into a $220 million operating lease facility that was established to acquire and develop new correctional institutions used in its business. As a condition of this facility, WHC unconditionally agreed to guarantee certain debt obligations of First Security Bank, N.A., a party to the aforementioned operating lease facility. As of December 30, 2001, approximately $154.3 million of this operating lease facility was utilized for properties in operation or under development.

         The term of the operating lease facility expires December 18, 2002. WHC is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that WHC will be able to complete the refinancing prior to December 18, 2002. Upon expiration, WHC may either purchase the property for its original acquisition cost or cause the properties in the operating lease facility to be sold to third parties. Should the sales proceeds yield less than the original acquisition cost, WHC is required to make up the difference up to a maximum of 88% of the original acquisition cost.

         WHC owns a 72-bed psychiatric hospital in Fort Lauderdale, Florida that it purchased and renovated in 1997.

         The aggregate Fiscal 2001 rent expense for all non-cancelable operating leases of office space, automobiles, data processing and other equipment was $35.6 million. The Company owns substantially all uniforms, firearms, and accessories used by its security officers.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is presently, and is from time to time, subject to claims arising in the ordinary course of its business. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In the opinion of management, there are no pending legal proceedings for which the potential impact if decided unfavorable to the Company could have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         GEORGE R. WACKENHUT is Chairman of the Board of the Company and has been since its inception. He was Chief Executive Officer of the Company from the time it was founded until February 17, 2000. He was President of the Company from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. Mr. Wackenhut is Chairman of the Board of Directors for WHC, a member of the Board of Trustees of Correctional Properties Trust and is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge, and the President's Advisory Council for the Small Business Administration, Region IV. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School. He is also a former member of the Board of Directors of SSJ Medical Development, Inc., Miami, Florida. Mr. Wackenhut is also a member of the American Society for Industrial Security. He was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela and in 1999 was awarded the distinguished Ellis Island Medal of Honor by the National Ethnic Coalition of Organizations. Also in 1999, he was inducted into the West Chester University Hall of Fame; the Athlete's Hall of Fame in his home county, Delaware County, Pennsylvania; and the "Wall of Fame," consisting of prominent graduates of Upper Delray (PA) High School. Mr. Wackenhut received his B.S. degree from the University of Hawaii and his M.Ed. degree from Johns Hopkins University. He has been named a Distinguished Alumnus by West Chester University (1979), the University of Hawaii (1987), and Johns Hopkins University (2000). Mr. Wackenhut is married to Ruth J. Wackenhut, Secretary of the Company. His son, Richard R. Wackenhut, is Vice Chairman of the Board, President and Chief Executive Officer of the Company.

         RICHARD R. WACKENHUT is Vice Chairman of the Board of Directors, President and Chief Executive Officer of the Company. He has been Vice Chairman of the Board since August 1999, and Chief Executive Officer since February 2000. Mr. Wackenhut was appointed President and Chief Operating Officer of the Company and a member of the Board of Directors in 1986. He was Senior Vice President of Operations from 1983 to 1986. He was Manager of Physical Security from 1973 to 1974 and also served as Manager, Development at the Company's Headquarters from 1974 to 1976; Area Manager, Columbia, South Carolina, from 1976 to 1977; District Manager, Columbia, South Carolina from 1977 to 1979; Director, Physical Security Division at Corporate Headquarters from 1979 to 1980; Vice President, Operations from 1981 to 1982; and Senior Vice President, Domestic Operations from 1982 to 1983. Mr. Wackenhut is a Director of Wackenhut del Ecuador, S.A.; Wackenhut UK Limited; Wackenhut Dominicana, S.A.; and several domestic subsidiaries of the Company, including WHC. He is also Vice Chairman of the Board of Trustees of Correctional Properties Trust. He is a former Vice Chairman of Associated Industries of Florida and is presently a member of the American Society for Industrial Security, the International Association of Chiefs of Police and the International Security Management Association. He received his B.A. degree from The Citadel in 1969 and is a former member of The Citadel Advisory Council. He also completed the Advanced Management Program of the Harvard University School of Business Administration in 1987. Mr. Wackenhut is the son of George R. Wackenhut, Chairman of the Board of the Company, and Ruth J. Wackenhut, Secretary of the Company.

         ALAN B. BERNSTEIN was elected to the Company's Board of Directors May 5, 1998, and was appointed Chief Operating Officer of the Company in March 2000. He has been Executive Vice President of the Company since 1991, and was named President, Global Security in 2000. Mr. Bernstein was President, North American Operations from 1991 through 1999. Prior to that, Mr. Bernstein was Senior Vice President, Domestic Operations from 1986 to 1991. He has been employed by the Company since 1976, except for a brief absence during 1982 when he was a partner in a family-owned security alarm business in New York State. Mr. Bernstein has served in the following positions with the Company or its subsidiaries: Vice President of Domestic Operations, 1985; Vice President, Corporate Business Development, 1984; President, Wackenhut Systems Corporation, 1983; Director of Integrated Guard Security, 1981; and Manager of Wackenhut Electronic Systems Corporation from 1976 to 1981. He also serves on the Board of Directors of several subsidiaries of the Corporation. He received his B.S.E.E. degree from the University of Rochester, and a M.B.A. degree from Cornell University.

         ROBERT C. KNEIP is Senior Vice President of the Company, and President and Chief Executive Officer of WRI. Since he joined the Company in 1982, Dr. Kneip has held various positions in the Company including Director, Power Generating Services; Director, Contracts Management; Vice President, Contracts Management; Vice President, Planning and Development and Senior Vice President, Corporate Planning and Development. Dr. Kneip started Staffing Services by establishing OASIS Outsourcing, Inc., a majority owned subsidiary of the Company in 1996 and continues to be a major force in the Company's development of the Staffing Services Business. Prior to joining the Company, Dr. Kneip was employed by the Atomic Energy Commission, the Nuclear Regulatory Commission and Dravo Utility Constructors, Inc. He received a B.A. (Honors) from the University of Iowa, and an M.A. and Ph.D. from Tulane University. Dr. Kneip also serves on the Board of Directors of Ecometry Corporation, as well as numerous civic organizations.

         PHILIP L. MASLOWE is Executive Vice President and Chief Financial Officer of the Company and has been since March 30, 2000. He joined the Company in August 1997 as Senior Vice President and Chief Financial Officer and was given the title of Treasurer effective March 9, 2000; he relinquished Treasurers title August 3, 2001. Prior to joining the Company, Mr. Maslowe was employed by KinderCare Learning Centers, Inc., as Executive Vice President and Chief Financial Officer since 1993. Before joining KinderCare, he was Executive Vice President and Chief Financial Officer of Thrifty Corporation where he also served on the Board of Directors. From 1980 to 1991, Mr. Maslowe was with The Vons Companies, Inc., where his last position was as Group Vice President, Finance. Mr. Maslowe is a graduate of Loyola University of Chicago (magna cum laude) and holds a M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Maslowe also serves on the Board of Directors of WHC and AMF Bowling, Inc.

         SANDRA L. NUSBAUM is Senior Vice President, Human Resources of the Company. Since she joined the Company in 1981, Ms. Nusbaum has held various positions in the Company including Manager, Equal Employment Opportunity and Affirmative Action Programs, Director of Compensation and Benefits, and Vice President, Human Resources. Prior to joining the Company, Ms. Nusbaum was employed by DAK Industries. Ms. Nusbaum received a B.B.A. degree in Personnel Management and Marketing from Florida International University.

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


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated by reference to page F1 of the Registrant's 2001 Annual Report to Shareholders, which are filed as Exhibit 13.0 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to pages F3 through F4 of the Registrant's 2001 Annual Report to Shareholders, which are filed as Exhibit 13.0 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to pages F5 through F12 of the Registrant's 2001 Annual Report to Shareholders, which are filed as Exhibit 13.0 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to pages F13 through F30 of the Registrant's 2001 Annual Report to Shareholders, which are filed as Exhibit 13.0 hereto, except for the Financial Statement Schedule listed in Item 14 (a) (2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Items 10, 11, 12 and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Registrant" and is included in Part I, hereto) is contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

                  The following consolidated financial statements of the Company, included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 2001 are incorporated by reference in Part II, Item 8:

                  Consolidated Balance Sheets - December 30, 2001 and December 31, 2000

                  Consolidated Statements of Income - Fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000

                  Consolidated Statements of Cash Flows - Fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) - Fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000

                  Notes to Consolidated Financial Statements - Fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000

                  With the exception of the information incorporated by reference from the 2001 Annual Report to Shareholders in Part II, Items 5,6,7,8, and Parts IV of the Form 10-K, the Registrant's 2001 Annual Report to Shareholders is not to be deemed filed as part of this Report.

     2.  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts - Page 25

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

     3.  Exhibits

                  The following exhibits are filed as part of this Annual
         Report:

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

3.1               Articles of Incorporation as amended and restated (incorporated by reference to the Registrants Form 10-K
                  Annual Report for the fiscal year ended December 31, 2000).

3.2               Bylaws currently in effect (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended January 2, 2000).

4.1               Credit Agreement dated as of November 13, 2000 by and among The Wackenhut Corporation, as Borrower,
                  Bank of America, N.A., as Administrative Agent and as Lender and Scotiabanc Inc., as Syndication
                  Agent and as Lender and First Union National Bank, As Documentation Agent and a Lender and the Lenders party hereto from time to time (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended December 31, 2000).

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

4.3               Amendment Agreement No. 1, dated December 12, 2000 to the Credit Agreement dated as of November 12,
                  2000 by and among The Wackenhut Corporation, as Borrower, Bank of America, N.A., as Administrative
                  Agent and as Lender and Scotiabanc Inc., as Syndication Agent and as Lender and First Union National
                  Bank, As Documentation Agent and a Lender and the Lenders party hereto from time to time (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended December 31, 2000).

4.4               The Second Amended and Restated Transfer and Administration Agreement dated as of January 25, 2002, among Wackenhut Funding Corporation as Transferor, The Wackenhut Corporation as Servicer,
                  Enterprise Funding Corporation as Purchaser, and Bank of America, N.A. as Agent and as a Bank Investor.

4.5               Amendment Number 1 to Receivable Purchase Agreement, dated as of January 26, 2001, between Wackenhut Funding
                  Corporation, a Delaware corporation and its successors and assigns and The Wackenhut Corporation, a
                  Florida corporation, and its successors assigns, amending that certain Receivables Purchase Agreement dated as of December 30, 1997. (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended December 31, 2000).

4.6               LC Account Agreement dated November 13, 2000 among The Wackenhut Corporation, a Florida corporation, and
                  Bank of America, N.A., as the agent for the Lenders party to the Credit Agreement dated as of November 13,
                  2000 by and among The Wackenhut Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and as
                  Lender and Scotiabanc Inc., as Syndication Agent and as Lender and First Union National Bank, As
                  Documentation Agent and a Lender and the Lenders party hereto from time to time. (incorporated by reference to the
                  Registrants Form 10-K Annual Report for the fiscal year ended December 31, 2000).

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

4.12              Amendment Agreement No. 2, dated June 22, 2001 to the Credit Agreement dated as of November 13, 2000 by and among The Wackenhut Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender
                  and Scotiabank Inc., as Syndication Agent and as Lender and First Union National Bank, As Documentation Agent
                  and a Lender and the Lenders party hereto from time to time (incorporated by reference to the Registrant's
                  Form 10-Q Quarterly Report for the quarterly period ended July 1, 2001).

4.13              Amendment Agreement No. 3, dated September 24, 2001 to the Credit Agreement dated November 13, 2000, among The Wackenhut Corporation as Borrower and Bank of America, N.A. as Agent for the Lenders, as amended by
                  Amendment Agreement No. 1 dated December 12, 2000 and Amendment Agreement No. 2 dated June 22, 2001
                  (incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the quarterly period ended
                  September 20, 2001).

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

10.2              Amended and restated Executive Severance Agreements for Alan B. Bernstein,, Robert C. Kneip, Sandra L. Nusbaum,
                  and Philip L. Maslowe.

10.3              Executive Officer Retirement Plan (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended December 31, 2000).

10.4              Amended and Restated Split Dollar arrangement with George R. and Ruth J. Wackenhut (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended December 31, 2000).

10.5              Employment Agreement with G.R. Wackenhut (incorporated by reference to the Registrants Form 10-Q Quarterly
                  Report for the quarterly period ended April 2, 2000).

10.6              Employment Agreement with R.W. Wackenhut (incorporated by reference to the Registrants Form 10-Q Quarterly
                  Report for the quarterly period ended April 2, 2000).

10.7              Office Lease dated April 18, 1995 by and between The Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended December 31, 2000).

10.8              First Amendment dated November 3, 1995 to Office Lease dated April 18, 1995 by and between The Wackenhut
                  Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the
                  Registrants Form 10-K Annual Report for the fiscal year ended December 31, 2000).

10.9              The Wackenhut Corporation Key Employee Long-Term Incentive Stock Plan as Amended July 23, 2001.

10.10             Second Amendment dated August 1, 1996 to Office Lease dated April 18, 1995 by and between The
                  Wackenhut Corporation and Daniel S. Catalfumo, as Trustee under F.S. 689.071 (incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997).

10.11             The Wackenhut Corporation Non-employee Director Stock Option Plan as Amended through February 9, 2001.

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

10.15             Fourth Amendment dated April 1, 1999 to Office Lease dated April 18, 1995 by and between The Wackenhut
                  Corporation and Lepercq Corporate Income Fund L.P., as successor-in-interest to PGA Professional Center,
                  LTD (incorporated by reference to the Registrants Form 10-K Annual Report for the fiscal year ended
                  December 31, 2000).

10.16             Designated Executive Officer Bonus Plan for Fiscal 2001.

10.17             Senior Management Bonus Plan for Fiscal 2001.

10.18             First Amendment to Employment Agreement with R.W. Wackenhut dated February 19, 2002.

13.0              Annual Report to Shareholders for the year ended December 30, 2001, beginning with page F1 (to be deemed filed only to the extent required by the instructions to exhibits for reports on this Form 10-K).

21.1              Subsidiaries of The Wackenhut Corporation.

23.1              Consent of Arthur Andersen LLP.

24.1              Powers of Attorney.


(b).     Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE WACKENHUT CORPORATION

                           By:  /s/ Philip L. Maslowe   Date: February 26, 2002
                              ------------------------
                                Philip L. Maslowe
                           Executive Vice President and
                              Chief Financial Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip L. Maslowe and Juan D. Miyar, and each of them, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

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


            SIGNATURE                                              TITLE                                  DATE
            ---------                                              -----                                  ----

     /s/ Richard R. Wackenhut                Vice Chairman of the Board, President and Chief           February 13, 2002
-----------------------------------          Executive Officer (principal executive officer)
       Richard R. Wackenhut

      /s/ Philip L. Maslowe                  Executive Vice President and Chief Financial Officer      February 26, 2002
-----------------------------------
        Philip L. Maslowe

        /s/ Juan D. Miyar                    Vice President and Corporate Controller                   February 26, 2002
-----------------------------------          (principal accounting officer)
          Juan D. Miyar

      /s/ Alan B. Bernstein                  Director                                                  February 13, 2002
-----------------------------------
        Alan B. Bernstein

    /s/ Julius W. Becton, Jr.                Director                                                  February 13, 2002
-----------------------------------
      Julius W. Becton, Jr.
     /s/ Carroll A. Campbell                 Director                                                  February 12, 2002
-----------------------------------
       Carroll A. Campbell

    /s/ Benjamin R. Civiletti                Director                                                  February 12, 2002
-----------------------------------
      Benjamin R. Civiletti


            SIGNATURE                                              TITLE                                  DATE
            ---------                                              -----                                  ----

       /s/ Anne N. Foreman                   Director                                                  February 13, 2002
-----------------------------------
         Anne N. Foreman

   /s/ Edward L. Hennessy, Jr.               Director                                                  February 13, 2002
-----------------------------------
     Edward L. Hennessy, Jr.
        /s/ Paul X. Kelley                   Director                                                  February 13, 2002
-----------------------------------
          Paul X. Kelley

     /s/ Nancy Clark Reynolds                Director                                                 February 20, 2002
-----------------------------------
       Nancy Clark Reynolds

        /s/ John F. Ruffle                   Director                                                  February 13, 2002
-----------------------------------
          John F. Ruffle

      /s/ Thomas P. Stafford                 Director                                                  February 13, 2002
-----------------------------------
        Thomas P. Stafford

     /s/ George R. Wackenhut                 Director                                                  February 13, 2002
-----------------------------------
       George R. Wackenhut


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Wackenhut Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Wackenhut Corporation's 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 2002. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in Item 14(a) 2 of the Wackenhut Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
February 7, 2002.

                                  SCHEDULE II

                   THE WACKENHUT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE FISCAL YEARS ENDED DECEMBER 30, 2001,
                     DECEMBER 31, 2000 AND JANUARY 2, 2000

                                 (IN THOUSANDS)


                                               BALANCE AT       CHARGED TO         CHARGED          DEDUCTIONS,        BALANCE AT
                                               BEGINNING         COST AND         TO OTHER            ACTUAL             END OF
DESCRIPTION                                    OF PERIOD         EXPENSES          ACCOUNTS         CHARGE-OFFS          PERIOD
-----------                                    ----------       ----------        ---------         -----------        ----------

YEAR ENDED DECEMBER 30, 2001:
Allowance for doubtful accounts ....            $4,843             6,541                --            (4,573)            $6,811

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts ....            $5,202             3,238               200            (3,797)            $4,843

YEAR ENDED JANUARY 2, 2000:
Allowance for doubtful accounts ....            $4,699               257             1,631            (1,385)            $5,202

[FINANCIAL REVIEW LOGO]

The Wackenhut Corporation and Subsidiaries

Market for the Company's Common Equity and Related Stockholder Matters

The ensuing table shows the high and low prices for the Company's series A [NYSE: WAK] and B [NYSE: WAKB] common stock, as reported on the New York Stock Exchange, for each quarterly period during fiscal 2001 and 2000. Holders of series A, the voting stock, have control over all aspects of the operations of the Company. Holders of series B only have voting rights in connection with a transaction affecting the essence of their shareholder rights. In all other respects, series B shareholders have the same rights as series A shareholders. The approximate number of record holders of series A and B common stock as of February 7, 2002, was 528 and 535, respectively.

During the 2001 fiscal year, the Company's publicly owned, separately traded subsidiary, Wackenhut Corrections Corporation [NYSE: WHC], purchased 122,000 shares of its common stock at an average price of $12.68.

-----------------------------------------------------------------------------------------------------------------------------
                                                   Fiscal 2001                                    Fiscal 2000
-----------------------------------------------------------------------------------------------------------------------------
                                         Series A               Series B                Series A               Series B
-----------------------------------------------------------------------------------------------------------------------------
                                    High         Low        High         Low        High         Low        High        Low
First                            $ 16.7500   $ 13.3750   $ 11.1000   $  8.5000   $ 15.5625   $ 12.8750   $ 11.2500   $ 8.6250
Second                             17.3300     14.1000     13.7600      9.8600     14.5000     12.5000     10.0000     7.7500
Third                              24.0000     16.3500     18.5000     13.3500     15.2500     12.7500     10.3750     7.9375
Fourth                             28.1000     21.2600     21.1000     15.0700     14.6250     11.4375      8.7500     6.6250
-----------------------------------------------------------------------------------------------------------------------------

Forward-Looking Statements

Statements made in the management's discussion and analysis of financial condition and results of operations, the corporate profile, the letter to shareholders, corporate diversity, and the February 8, 2002 press release are based on current expectations, estimates and projections, are forward-looking in nature, and these statements also include beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, increasing price and product/service competition by domestic and foreign competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business; and other factors discussed in the Company's filings with the Securities and Exchange Commission. These are representative of the future factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other future factors. The Company does not assume any obligation to update any such forward-looking statements.

Uncertainty in the Aftermath of September 11

The effects of the terrorist attacks of September 11, 2001, and of potential future terrorist attacks on general economic conditions and on the Company's businesses, in particular, are uncertain. For example, in the event that any facilities at which the Company provides security related services are attacked by terrorists in the future, liabilities resulting from such attacks could, to the extent not covered by insurance, have a material adverse effect on the Company's business. In addition, terrorist attacks, including the attacks of September 11th that do not directly involve facilities serviced by the Company or that are fully insured against, could have a material impact on the Company by, among other things, sharply increasing the Company's insurance coverage costs including workers' compensation insurance, making insurance coverage unavailable altogether or prompting expanded security rules and regulations for airports, commercial buildings or other facilities. Other effects of terrorist acts that could materially impact the


                                      F 1

Company include but are not limited to: (i) an overall decline in the economy;
(ii) a decline in air travel; and/or (iii) a decrease in the efficiency of the Company's security services as a result of compliance with expanded security rules and regulations.


                                      F 2

The Wackenhut Corporation and Subsidiaries

Selected Financial Data
(in millions except per share data)

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FISCAL YEAR ENDED:                                                                                        2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Revenues                                                                                               $  2,809.0    $  2,505.1
Operating income [a]                                                                                         44.3          34.9
Income before income taxes [a]                                                                               44.3          33.3
Income before extraordinary charge and cumulative effect of accounting change [a]                             3.7          17.6
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change [b]
                                                                                                                           (0.8)
                                                                                                       ------------------------
Net income [a]                                                                                         $      3.7    $     16.8
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - BASIC: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]                      $     0.25    $     1.17
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change  [b]                                                                               (0.05)
                                                                                                       ------------------------
Earnings per share - Basic                                                                             $     0.25    $     1.12
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - ASSUMING DILUTION: [c]
Income before extraordinary charge and cumulative effect of accounting change [a]                      $     0.23    $     1.15
Extraordinary charge - early extinguishment of debt, net of income taxes
Cumulative effect of accounting change [b]                                                                                (0.05)
                                                                                                       ------------------------
Earnings per share - Assuming Dilution                                                                 $     0.23    $     1.10
-----------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER SHARE OF COMMON STOCK: [c]
Total Dividends                                                                                        $     none    $     none
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION:
Working capital                                                                                        $    158.8    $    130.6
Total assets                                                                                                619.9         570.3
Total debt [d]                                                                                               16.3          16.5
Shareholders' equity                                                                                        174.1         177.8
-----------------------------------------------------------------------------------------------------------------------------------

(a) Fiscal year 2001 includes a pre-tax operating charge of $10.0 million ($6.1 million after tax) and equity in loss of affiliates had a pre-tax charge of $33.5 million ($20.5 million after tax) connected with the Company's efforts to reposition and stabilize its international operations or a total year-to-date impact of a $1.73 per share after tax. Fiscal year 2001 and 2000, respectively, include an operating charge of $3.0 million and $3.8 million before income taxes ($1.0 million and $1.3 million after income taxes and minority interest expense) or $0.07 per share and $0.09 per share related to the deactivation of the Jena Juvenile Justice Center, see Note 9 to the consolidated financial statements. Fiscal year 1997 includes a one-time pre-tax charge of $18.3 million before income taxes ($11.3 million after income taxes) or $0.76 per share.
(b)      See Note 2 to the consolidated financial statements.
(c) Restated to reflect a 25% stock dividend declared during fiscal 1995 and 1994 and to reflect a 100% stock dividend, effected in the form of a stock split, declared during fiscal 1992. After the first quarter of fiscal 1999, dividends were discontinued to optimize growth opportunities.
(d) Includes current portion of long-term debt, notes payable and long-term debt.

* 53 weeks.


                                      F 3

   1999             1998*            1997             1996            1995             1994            1993*           1992
----------------------------------------------------------------------------------------------------------------------------

$ 2,152.3        $ 1,755.1        $ 1,126.8        $   906.0       $   797.0       $   727.0       $   659.0       $   615.0
     37.9             32.4              3.3             16.3            15.8             6.6             4.5             3.4
     39.9             34.6              6.0             17.9            13.7             3.0             3.4             1.6
     19.6             15.9              0.1              9.1             7.3             2.3             3.6             1.1
                                                                                        (0.9)           (1.4)
                      (6.6)                                                                                              7.4
----------------------------------------------------------------------------------------------------------------------------
$    19.6        $     9.3        $     0.1        $     9.1       $     7.3       $     1.4       $     2.2       $     8.5
----------------------------------------------------------------------------------------------------------------------------

$    1.31        $    1.07        $     .01        $     .66       $     .60       $     .19       $     .30       $     .09
                                                                                        (.08)           (.12)
                      (.44)                                                                                              .61
----------------------------------------------------------------------------------------------------------------------------
$    1.31        $     .63        $     .01        $     .66       $     .60       $     .11       $     .18       $     .70
----------------------------------------------------------------------------------------------------------------------------

$    1.28        $    1.03        $    (.01)       $     .65       $     .60       $     .19       $     .30       $     .09
                                                                                        (.08)           (.12)
                      (.44)                                                                                              .61
----------------------------------------------------------------------------------------------------------------------------
$    1.28        $     .59        $    (.01)       $     .65       $     .60       $     .11       $     .18       $     .70
----------------------------------------------------------------------------------------------------------------------------

$     .08        $     .30        $     .26        $     .26       $     .24       $     .23       $     .23       $     .20
----------------------------------------------------------------------------------------------------------------------------

$   124.0        $    98.2        $   116.8        $   148.1       $    51.9       $    75.6       $    56.2       $    56.9
    521.0            445.0            404.4            323.9           197.9           212.8           211.3           192.2
     21.2              7.8             15.8              5.9             6.5            42.8            67.9            64.0
    163.9            149.2            146.8            148.2            62.9            57.5            47.4            47.6
----------------------------------------------------------------------------------------------------------------------------


                                      F 4

The Wackenhut Corporation and Subsidiaries
Management's Discussion and
Analysis of Financial Condition
and Results of Operations
(Tabular information in millions)

Overview

The Wackenhut Corporation, a Florida corporation, and subsidiaries (the "Company" or "TWC") is a major provider of global business services including providing security-related and other support services to business and government, developing and managing privatized correctional, detention and public sector mental health services facilities through Correctional Services or WHC, a 57% owned public subsidiary, and providing employee leasing and temporary staffing. Global Security Services includes security operations, facility management and fire and emergency medical services. WHC designs, constructs, finances and manages correctional, detention and mental health psychiatric facilities and performs separate correctional-related services, including prisoner transportation, home detention monitoring and correctional health care. The Company's Staffing Services' business includes worksite employee leasing, temporary services, recruiting, risk management, payroll processing and human resource services.

The Company's continued goal is to build on its reputation as a global provider of integrated business services to government and commercial clients and to be distinguished by the quality of those services.

Fiscal year 2001 revenues of $2.8 billion when compared to fiscal year 2000 revenues of $2.5 billion grew 12 percent. Growth occurred in all three of the Company's service businesses - Global Security Services, Correctional Services and Staffing Services.

Comparing this year's Global Security Services' revenues with the prior year's revenues results in a 6 percent growth rate. This growth can be attributable to several new government and commercial contracts as well as increased demand from new and existing customers after September 11, 2001.

In 2001, Correctional Services' revenues increased by 5 percent principally through the addition of revenue producing beds. At present, the backlog of additional beds expected to be contracted by government agencies worldwide over approximately the next 18 months is 18,000.

The Company's Staffing Services business had a 25 percent growth rate during the 2001 fiscal year. Staffing Services continues to grow by expanding and developing existing offices.

Improved profitability and margins in Global Security and Correctional Services was offset by equity in losses incurred from international affiliates' operations. The Company's management continued to review its international operations in order to enhance the quality of revenue and earnings growth.

In 2001, the Company recorded after-tax charges of $17.9 million ($29.2 million pre-tax) representing its share of losses associated with its affiliated operations in Chile, and funded $32 million of bank letters of credit issued to secure a portion of this affiliate's debt. Also during the year, the Company's management provided for asset impairments and provisions for losses after tax of approximately $8.7 million ($14.3 million pre-tax) associated with various international operations, principally in Latin America excluding Chile. Management has developed and implemented strategies to restructure its international security operations in order to enhance the quality of revenue and earnings growth. Management continually monitors the operations of its subsidiaries and affiliates. If conditions were to arise that indicate an impairment of one of these investments, this could have an adverse impact on the Company's results of operations.

In 2001, WHC's earnings were adversely affected by the recognition of an additional operating charge related to the deactivation of the Jena facility and an increase in insurance expense.

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

Liquidity and Capital Resources

The Company's principal sources of liquidity are from operations and borrowings under its credit facilities. Another principal source of liquidity for WHC is the sale of its rights to acquire prison facilities. Cash and cash equivalents totaled $86.9 million at December 30, 2001, compared to $60.8 million at December 31, 2000. Of this $86.9 million, $27.5 million collateralizes certain obligations of the Company's captive insurance subsidiary. In addition, cash and cash equivalents of WHC, which totaled $46.1 million at December 30, 2001, is generally not available to the Company in any form, including dividends or loans.

The Company's sources of liquidity are in the form of $112.5 million in lines of credit, available for revolving loans or letters of credit, and a $75 million accounts receivable securitization facility. This securitization facility is subject to renewal on an annual basis and was renewed for another year on January 25, 2002.

At December 30, 2001, the Company had borrowings of $9.6 million and $26.3 million of outstanding letters of credit against its revolving bank facility. The unused portion of the revolving line of credit was $76.6 million. There were $68.0 million accounts receivable sold under the securitization facility at December 30, 2001. Accordingly, such receivables are not reflected in the consolidated balance sheet. Therefore, as of December 30, 2001, the total amount available for additional borrowings to the Company from its


                                      F 5
revolving credit and accounts receivable securitization facility was $83.6 million.

In fiscal year 2001, the Company recorded after-tax charges of $17.9 million ($29.2 million pre-tax) representing its share of the losses of its affiliated operations in Chile.

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

The Company's Chilean affiliate defaulted on certain of its bank loan obligations earlier in the year because it had been unable to generate sufficient cash, either from ongoing operations or the sale of assets, to repay its obligations. In conjunction with the Company's payment of the $32.0 million of letters of credit, the affiliate obtained a 180-day term bank creditor standstill agreement on October 18, 2001. During this standstill period, the affiliate is restructuring its operations and attempting to sell non-core security businesses to repay or reduce the local Chilean secured debt, as well as debt due the Company, and to provide sufficient working capital for the core security business. Wackenhut Chile S.A. also has engaged a local investment bank to assist in the sale of the non-core businesses. This restructuring will likely include the Company attaining majority ownership of the Chilean affiliate.

At present there can be no assurance that the Chilean affiliate will be able to sell assets to enable it to repay its outstanding debt. Inability to sell non-core assets during this standstill period could have a material adverse impact on the Chilean affiliate's financial position, results of operations and/or cash flows. The timing of such activities cannot be certain as the completion of any such transaction depends upon the needs of potential acquirers, buyers or investors, as well as financing, regulatory/legal requirements and other factors.

The Chilean affiliate's total outstanding debt is approximately $52.9 million as of December 30, 2001, including the $37.9 million owed to the Company, and there can be no assurance that the Chilean affiliate will be able to generate enough cash from operations or the sale of non-strategic businesses to satisfy these debts. The Company has also provided comfort letters for approximately $1.0 million. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations including amounts owed to the Company, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position, results of operations or cash flows. At December 30, 2001, the Company's investment balance related to its Chilean affiliate approximates $10.2 million, including amounts owed to the Company.

The Company continues to review its international security operations in order to enhance the quality of revenue and earnings growth. Management determined that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. In aligning its international resources with this strategy, management believes that there may be conditions where the Company may consider exiting a country, or refocusing an operation. As a result, there could be an impairment of assets, or a need to provide for losses, particularly in certain subsidiaries and affiliates that are experiencing liquidity issues or are thinly capitalized.

During fiscal year 2001, the Company focused on realigning its international security management and integrating its global security operations. As it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses after tax of approximately $8.7 million ($14.3 million pre-tax) associated with various international operations, principally in Latin America excluding Chile. The Company has operations in most Latin American countries, and therefore, has exposure to the ongoing economic difficulties in the region.

Although significant progress has been made in achieving management's restructuring objectives, these efforts will continue in 2002. During this review process, conditions may arise that will cause the Company to record additional impairments to investments in particular locations. Also, in some locations, local economic conditions may result in reporting losses. At this time, management is unable to estimate the amount of these write-downs or losses, if any, that would be reported, and there can be no assurance that the ultimate outcome of this process would not have a material adverse impact on the Company's financial position, results of operations and cash flows. As of December 30, 2001, the Company's investment balance related to its international affiliates' security operations totals approximately $6.7 million, excluding Chile.

At December 30, 2001, WHC had a $30 million multi-currency revolving credit facility, which includes $5 million for the issuance of letters of credit and thirteen letters of guarantee totaling $10.2 million under separate international facilities. WHC also has a $220 million operating lease facility established to acquire and develop new correctional facilities used in its business. At December 30, 2001, WHC had no amounts outstanding under its revolving credit facility and $154.3 million was outstanding for four properties in operation under its operating lease facility. These amounts are not reflected on the consolidated balance sheet.

The term of WHC's operating facility expires December 18, 2002. WHC is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that WHC will be able to complete the refinancing prior to December 18, 2002. Upon expiration of WHC's operating facility, WHC may purchase the properties in the facility for their original acquisition cost. If WHC were to


                                      F 6
purchase the properties, WHC may use a number of forms of debt financing which would require the properties, and any related debt incurred to purchase the properties, to be reported on WHC's and the Company's balance sheet. Alternatively, WHC may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, WHC will make up the difference up to a maximum of 88% of the original acquisition cost.

In connection with the financing and management of one Australian facility, WHC's wholly owned Australian subsidiary was required to make an investment of approximately $5 million. The balance of the facility was financed with long-term debt obligations that are nonrecourse to WHC. WHC's Australian subsidiary has a leasehold interest in the facility and does not have the ultimate rights of ownership. In the event the management contract is terminated for default, WHC's investment of approximately $5 million is at risk. WHC believes that the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. WHC's management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), WHC's subsidiary's investment must be repaid by the state government.

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

Management believes that cash on hand, cash provided by operating activities and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the Company's business through 2002. Management will continue to review its capital/financial planning alternatives to ensure long-term financial capital access and availability.

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

Market Risk

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. These exposures primarily relate to outstanding balances under the revolving line of credit, securitization facilities and international investments. In addition, WHC is exposed to market risks arising from changes in interest rates with respect to its $220.0 million operating lease facility and the $30.0 million revolving credit facility which both expire in December 2002. Based on the Company's interest rate and foreign exchange rate position at December 30, 2001, a hypothetical 100 basis point change in market interest rate or a 10% change in the historical currency rates would not have a material effect on the Company's financial position or results of operations over the next fiscal year.

Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

The table on page F8 summarizes results of operations for the Company's three business segments by organizational group.

Critical Accounting Policies

The Company's critical accounting policies are discussed in detail in footnote 2 to the consolidated financial statements on pages F17 through F20.

Fiscal 2001 compared with Fiscal 2000

Revenues

Fiscal 2001 consolidated revenues increased $304.0 million, or 12.1%, over fiscal 2000 due to increases in all business groups. The Company's growth in security services and in the staff leasing/temporary services were the largest contributors to the increase over fiscal 2000. Correctional Services also showed solid growth.

Global Security Services

Fiscal 2001 Global Security Services' revenues increased $74.3 million, or 6.4%, to $1,242.5 million from $1,168.2 million in fiscal 2000. North American market revenues increased $68.8 million, or 6.9%, to $1,070.1 million in fiscal 2001 from $1,001.3 million in fiscal 2000. Within the North American market, revenues from commercial accounts represented approximately 62.5% of total revenues of the group in fiscal 2001 versus 60% in fiscal 2000, and revenues from government/regulated industries represented the other portion. Commercial account revenues increased approximately 12.1% in fiscal 2001 over fiscal 2000, primarily due to a combination of higher billing rates and increases in billable hours as the Company continued to expand its base of national accounts and Custom Protection Officer(R) ("CPO") clients. Revenues of government and regulated industries increased 15.9% in fiscal 2001 over fiscal 2000, principally due to the U.S. Department of Energy's Oak Ridge facility running at full capacity in fiscal year 2001, a contract begun in January 2000, and scope increases at several security contracts in the nuclear industry. These North American market revenue increases for commercial and regulated accounts were partially offset due to the sale of the food services division in the first half of fiscal year 2001. International market revenues increased $5.5 million, or 3.3%, to $172.4 million in fiscal 2001 from $166.9


                                      F 7
million in fiscal 2000, primarily due to growth in the United Kingdom.

Correctional Services Business

Fiscal 2001 Correctional Services' revenues increased $26.5 million, or 5.0%, to $562.1 million in fiscal 2001 from $535.6 million in fiscal 2000. This increase is the result of new facility openings offset by lower construction revenues, closure of two facilities and lower compensated resident days at the Department of Immigration and Multicultural Affairs ("DIMA") facilities in Australia. Approximately $52.5 million of this increase in revenues is attributable to an increase in compensated resident days resulting from the opening of two facilities in fiscal 2001 and a full year of operations in fiscal 2001 for two facilities opened in fiscal 2000. The number of compensated resident days in all facilities increased to approximately 11.1 million in fiscal 2001 from 10.6 million in fiscal 2000. Revenues decreased approximately $27.3 million due to a decrease in construction activity. Revenues also decreased by approximately $10.4 million due to the cessation of operations at the Jena facility, the expiration of two contracts for two facilities and a decline in compensated resident days at the DIMA facilities. The balance of the increase is attributable to facilities opened during both periods and an increase in per diem rates.

Average facility occupancy in domestic facilities remained constant at 97.0% of capacity for 2001 and 2000. Average facility occupancy in Australian facilities decreased to 94.3% of capacity in 2001 compared to 99.1% in 2000.

Staffing Services Business

Staffing Services' revenues increased $203.1 million, or 25.3%, to $1,004.4 million in fiscal 2001 from $801.3 million in fiscal 2000 and is attributable to internal growth. Worksite employees grew to 42,200 at the end of 2001 from 35,900 at the end of 2000. Temporary staffing hours were approximately 3.5 million in 2001 compared to 3.6 million in 2000.

Operating Income

Fiscal 2001 consolidated operating income was $44.3 million versus $34.9 million in fiscal 2000. The operating margin for fiscal 2001 increased to 1.6% from 1.4% in 2000. The operating margin increases for Global Security Services and Correctional Services, along with a slight decrease in unallocated corporate expense as a percentage of total consolidated revenues, more than offset lower operating margins in Staffing Services.

Global Security Services

Fiscal 2001 Global Security Services' business operating income of $36.6 million increased $3.2 million, or 9.6%, from $33.4 million in fiscal 2000. Margins were 2.9% in 2001 and 2000.

Fiscal 2001 operating income of $42.0 million in the North American market increased $11.9 million, or 39.5%, from $30.1 million in fiscal 2000. This increase can be attributed mainly to increased revenue growth from commercial and government-regulated security services net of decreased profits in the food services division that was sold in the first half of fiscal year 2001. Excluding the food service division, North American security operations' operating income, as a percentage of revenues, increased 80 basis points in fiscal 2001 compared to fiscal 2000, due to an increase in billing rates and improved operations.

                                                     2001                           2000                           1999
                                          -------------------------------------------------------------------------------------
                                               $              %              $               %              $               %
                                          -------------------------------------------------------------------------------------
REVENUES (a)
    NORTH AMERICAN SERVICES               $ 1,070.1          38.1        $ 1,001.3          40.0        $   892.3          41.4
    INTERNATIONAL SERVICES                    172.4           6.1            166.9           6.6            148.7           6.9
                                          -------------------------------------------------------------------------------------
  GLOBAL SECURITY SERVICES                  1,242.5          44.2          1,168.2          46.6          1,041.0          48.3
  CORRECTIONAL SERVICES                       562.1          20.0            535.6          21.4            438.5          20.4
  STAFFING SERVICES                         1,004.4          35.8            801.3          32.0            672.8          31.3
                                          -------------------------------------------------------------------------------------
  CONSOLIDATED REVENUES                   $ 2,809.0         100.0        $ 2,505.1         100.0        $ 2,152.3         100.0
                                          -------------------------------------------------------------------------------------

OPERATING INCOME (b)
    NORTH AMERICAN SERVICES               $    42.0           3.9        $    30.1           3.0        $    24.7           2.8
    INTERNATIONAL SERVICES                     (5.4)         (3.1)             3.3           2.0              3.0           2.0
                                          ---------                      ---------                      ---------
  GLOBAL SECURITY SERVICES                     36.6           2.9             33.4           2.9             27.7           2.7
  CORRECTIONAL SERVICES                        24.2           4.3             18.9           3.5             26.0           5.9
  STAFFING SERVICES                             3.9           0.4              3.7           0.5              3.5           0.5

UNALLOCATED CORPORATE EXPENSE                 (20.4)         (0.7)           (21.1)         (0.8)           (19.3)         (0.9)
                                          ---------                      ---------                      ---------
CONSOLIDATED OPERATING INCOME             $    44.3           1.6        $    34.9           1.4        $    37.9           1.8
                                          ---------                      ---------                      ---------

--------------------------------------------------------------------------------
(a)      Represents percent of total revenues.
(b)      Represents percent of respective business related revenues.


                                      F 8

During fiscal 2000, management decided to focus the Company's resources in international markets where it could best achieve a proper critical mass and improve revenue and earnings growth. During fiscal year 2001, as the Company focused on this repositioning and change in its management structure, asset impairments and provisions for losses impacting operating income of approximately $10.0 million pre-tax ($6.1 million after tax) were provided for in connection with various international operations, excluding Chile, in Latin America, Asia and Africa. As a result of these provisions, fiscal 2001 operating income in the international security market decreased $8.7 million to a loss of $5.4 million from income of $3.3 million in fiscal 2000, with operating margins declining to a negative 3.1% versus a positive 2.0% in fiscal 2000. Although significant progress has been made in achieving management's restructuring objectives, these efforts will continue in 2002. During this review process, conditions may arise that will cause the Company to record additional impairments to investments in particular locations. Also, in some locations, local economic conditions may result in reporting losses. At this time, management is unable to estimate the amount of these write-downs or losses, if any, that would be reported, and there can be no assurance that the ultimate outcome of this process would not have a material adverse impact on the Company's financial position, results of operations and cash flows.

Correctional Services Business

Fiscal 2001 operating income from Correctional Services increased $5.3 million, or 28.0%, to $24.2 million from $18.9 million in fiscal 2000. This increase is principally the result of new facility openings offset by lower compensated resident days at DIMA facilities in Australia. Additionally, this increase is due to improved operations at a number of facilities. WHC implemented strategies to improve the operational performance of these facilities and believes their performance has stabilized. However, there can be no assurances that these strategies will continue to be successful.

On January 7, 2000, WHC exercised its right to acquire the 276-bed Jena Juvenile Justice Center (the "Facility") in Jena, Louisiana from the trust of WHC's operating lease facility and, simultaneously sold it to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust. This Facility is being leased back to WHC under a 10 year noncancelable operating lease. On May 17, 2000, the Louisiana Department of Public Safety and Corrections removed all inmates from the Facility and WHC terminated the employment of the Facility staff. The cooperative agreement for such Facility was terminated June 30, 2000. WHC recorded in fiscal year 2001 and 2000, respectively, operating charges of $3.0 million and $3.8 million ($1.8 million and $2.3 million after tax), representing the losses expected at the time to be incurred on the lease. After taxes and minority interest expense, these charges reduced the Company's fiscal year 2001 and 2000 diluted earnings per share by $0.07 and $0.09, respectively. WHC is continuing its efforts to sublease or find an alternative use for the Facility. If WHC is unable to sublease or find an alternative use for the Facility, there will be additional adverse impacts on WHC's and the Company's financial positions and future results of operations. Remaining payments under this lease are approximately $14.0 million.

WHC continues to incur higher insurance costs due to a hardened seller's insurance market, which was exacerbated by the events of September 11, 2001 and historical adverse claims experience, and although WHC has implemented a strategy to improve the management of future claims, WHC can not provide assurances that this strategy will result in lower insurance costs. WHC insurance costs increased significantly during the third and fourth quarters of 2001. WHC's management believes these costs have stabilized; however, the increases may continue through fiscal 2002.

WHC has 21 existing contracts up for renewal in 2002 and WHC's management expects to renew these contracts with the possible exceptions of the Bayamon Correctional Facility and McFarland Community Corrections Center. However, there can be no assurances that WHC will be successful in these efforts. Operating margin as a percentage of revenues was 4.3% in fiscal 2001, compared to 3.5% in fiscal 2000.

Staffing Services Business

Staffing Services' operating income of $3.9 million increased $0.2 million, or 5.4%, from $3.7 million in fiscal 2000. The operating income of the Staffing Services as a percentage of total Staffing Services' revenues decreased to 0.4% for fiscal 2001 compared to 0.5% for fiscal 2000, due principally to higher fixed insurance costs.

Corporate Expenses

Unallocated corporate general and administrative expenses decreased $0.7 million to $20.4 million from $21.1 million in 2000. As a percentage of consolidated revenues, unallocated corporate general and administrative expenses decreased slightly.

EBITDA

Fiscal 2001 EBITDA, defined as earnings before interest expense, income taxes, depreciation and amortization was $73.0 million. Fiscal 2000 EBITDA was $60.8 million.

Other Income (Expense)

Interest and investment income decreased $0.2 million to $6.2 million in fiscal 2001 from $6.4 million in fiscal 2000. Interest expense decreased $1.8 million to $6.2 million in fiscal 2001 from $8.0 million in 2000. The decrease in interest expense is primarily due to a decrease in average debt outstanding as well as a decrease in average borrowing rates.

Minority Interest

Minority interest (net of income taxes) increased to $9.1 million in fiscal 2001 from $8.2 million in fiscal 2000, principally reflecting the increase of $1.0 million in minority interest pertaining to increased earnings of WHC.


                                      F 9

Equity in (Loss) Income of Affiliates

Equity in loss of affiliates (net of income tax benefit) was $14.2 million in fiscal 2001 compared to income of $5.8 million in fiscal 2000. Equity loss related to the Chilean affiliate increased by $17.2 million after tax ($28.0 pre-tax) from a loss of $0.7 million after tax ($1.2 million pre-tax) in fiscal year 2000 to a loss of $17.9 million after tax ($29.2 pre-tax) in fiscal year 2001, due to an increase in losses plus the write-down of the Company's advances. At December 30, 2001 the Company's investment balance related to its Chilean affiliate approximated $10.2 million.

The Company launched a full scale analysis of all aspects of the uncertain situation of its affiliated operations and is currently working with the affiliate's management team and its bankers in assessing its alternatives with respect to the affiliate's operations in Chile, including the sale of non-strategic businesses. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations including the $37.9 million owed to the Company, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position, results of operations or cash flows.

The Company's management continued to review its international security operations in order to enhance the quality of revenue and earnings growth and determined that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. Therefore, of the $20.0 million decrease in equity income for this year compared to last year, a $2.6 million after tax charge ($4.3 million pre-tax) was incurred primarily related to the complete write-down of the Company's investments in certain countries, principally Latin America. As of December 30, 2001, the Company's investment balance related to its international affiliates' security operations totals approximately $6.7 million, excluding Chile. Although significant progress has been made in achieving management's restructuring and repositioning objectives, these efforts will continue in 2002. During this review process, conditions may arise that will cause the Company to record additional impairments to investments in particular locations. Also, in some locations, local economic conditions may result in reporting losses. At this time, management is unable to estimate the amount of these write-downs or losses, if any, that would be reported, and there can be no assurance that the ultimate outcome of this process would not have a material adverse impact on the Company's financial position, results of operations and cash flows.

Income Before Cumulative Effect of Change in Accounting Principle

Income before cumulative effect of change in accounting principle decreased $13.9 million to $3.7 million in fiscal 2001, compared to $17.6 million in fiscal 2000. Diluted earnings per share before the cumulative effect of change in accounting principle was $0.23 in fiscal 2001, compared to $1.15 in fiscal 2000.

Cumulative Effect of Change in Accounting Principle

In fiscal 2000, the Company adopted SAB No. 101. The adoption of SAB No. 101 resulted in a one-time charge in 2000 of $0.8 million, net of income taxes.

Net Income

Net income was $3.7 million for fiscal 2001, or $0.25 basic earnings per share, as compared to $16.8 million, or $1.12 per share for fiscal 2000. Earnings per share on a diluted basis was $0.23 in fiscal 2001 compared to $1.10 for fiscal 2000. Goodwill amortization, after tax, amounted to $1.4 million for fiscal 2001. Excluding goodwill amortization, after tax, basic and diluted earnings per share would have been $0.08 and $0.09 more, respectively. In future years, goodwill will no longer be amortized but will be reviewed for potential impairment under SFAS No. 142.

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


                                      F10

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

Staffing Services Business

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

Global Security Services

Fiscal 2000 Global Security Services' business operating income of $33.4 million increased $5.7 million, or 20.6%, from $27.7 million in fiscal 1999. Margins increased to 2.9% in 2000 from 2.7% in 1999.

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

Global Security Services fiscal 2000 operating income in the international market increased $0.3 million, or 10.0%, to $3.3 million from $3.0 million in 1999 with operating margins remaining the same at 2.0%. Improved operations of subsidiaries in the United Kingdom and Africa contributed to this improvement.

Correctional Services Business

Fiscal 2000 operating income from Correctional Services decreased $7.1 million, or 27.4%, to $18.9 million from $26.0 million in fiscal 1999. This decrease is due to WHC reporting a third quarter operating charge of $3.8 million related to the deactivation of the Jena, Louisiana facility. WHC estimates this facility will remain inactive through the end of 2002. There were also additional expenses related to the operations at six facilities in the United States. In addition, there has been an increase in insurance expense.

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

Staffing Services Business

Staffing Services' operating income of $3.7 million increased $0.2 million, or 5.7%, from $3.5 million in fiscal 1999. The operating income of the Staffing Services as a percentage of total Staffing Services' revenues was 0.5% for fiscal 2000 and fiscal 1999.

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

Equity in Income of Affiliates

Equity in income of affiliates (net of income taxes) decreased $0.7 million, or 9.9%, to $5.8 million in fiscal 2000 from $6.5 million in fiscal 1999. Equity income of the Chilean affiliate decreased by $1.8 million after tax


                                      F11
due to a decrease in operating income and an increase in interest expense. This decrease is partially offset by improved performance of WHC's U.K. affiliate due to the expansion of services and a full year of operations at H.M. Prison Kilmarnock which opened in March 1999, the Hassockfield Secure Training Centre in Medomsley England, which opened in September 1999, and H.M. Prison & Youth Offender Institution Ashfield in Pucklechurch, England, which opened in November 1999.

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


                                      F12

The Wackenhut Corporation and Subsidiaries
Consolidated Statements of Income
(in millions except share data)


FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, and JANUARY 2, 2000


                                                                                     2001               2000               1999
---------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                           $2,809.0           $2,505.1           $2,152.3

OPERATING EXPENSES
     Payroll and related taxes                                                      2,264.1            1,950.4            1,688.5
     Other operating expenses                                                         471.9              493.9              403.0
     Depreciation and amortization                                                     28.7               25.9               22.9
                                                                                   --------           --------           --------

OPERATING INCOME                                                                       44.3               34.9               37.9
                                                                                   --------           --------           --------
OTHER INCOME (EXPENSE)
     Interest and investment income                                                     6.2                6.4                7.2
     Interest expense                                                                  (6.2)              (8.0)              (5.2)
                                                                                   --------           --------           --------

INCOME BEFORE INCOME TAXES                                                             44.3               33.3               39.9

INCOME TAXES                                                                          (17.3)             (13.3)             (15.9)

MINORITY INTEREST, NET OF INCOME TAXES OF $5.8, $5.5 AND $7.2                          (9.1)              (8.2)             (10.9)

EQUITY IN INCOME (LOSS) OF  AFFILIATES, NET OF INCOME TAX
      (BENEFIT) OF $(9.1), $3.9 AND  $4.3                                             (14.2)               5.8                6.5
                                                                                   --------           --------           --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       3.7               17.6               19.6

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET  (Note 2)                       --               (0.8)                --
                                                                                   --------           --------           --------

NET INCOME                                                                         $    3.7           $   16.8           $   19.6
                                                                                   --------           --------           --------

EARNINGS (LOSS) PER SHARE:
     Basic
         Income before cumulative effect of change in accounting principle         $   0.25           $   1.17           $   1.31
         Cumulative effect of change in accounting principle                             --              (0.05)                --
                                                                                   --------           --------           --------
         Net income                                                                $   0.25           $   1.12           $   1.31
                                                                                   --------           --------           --------
     Diluted
         Income before cumulative effect of change in accounting principle         $   0.23           $   1.15           $   1.28
         Cumulative effect of change in accounting principle                             --              (0.05)                --
                                                                                   --------           --------           --------
         Net income                                                                $   0.23           $   1.10           $   1.28
                                                                                   --------           --------           --------

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                              15.0               15.0               14.9
                                                                                   --------           --------           --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                            15.4               15.1               15.1
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                      F13

The Wackenhut Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions except share data)

DECEMBER 30, 2001 and DECEMBER 31, 2000


                                                                                        2001               2000
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                         $ 86.9             $ 60.8
     Accounts receivable, net                                                           248.0              218.4
     Inventories                                                                          9.6               11.5
     Deferred taxes                                                                      23.2               12.1
     Prepaid expenses                                                                     7.5               10.6
     Other                                                                               10.9               15.1
                                                                                       ------             ------
                                                                                        386.1              328.5

MARKETABLE SECURITIES                                                                    37.6               37.3

PROPERTY AND EQUIPMENT                                                                  125.5              118.2
  Less:  accumulated depreciation and amortization                                      (49.4)             (38.8)
                                                                                       ------             ------
                                                                                         76.1               79.4

DEFERRED TAXES

                                                                                         18.6                7.5

OTHER ASSETS
     Goodwill, net                                                                       47.6               50.1
     Other intangibles, net                                                               6.5               14.1
     Investment in and advances to affiliates                                            38.0               44.9
     Other                                                                                9.4                8.5
                                                                                       ------             ------
                                                                                        101.5              117.6
                                                                                       ------             ------
                                                                                       $619.9             $570.3
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable and current portion of long-term debt                               $  4.8             $  5.1
     Accounts payable                                                                    31.5               36.9
     Accrued payroll and related taxes                                                  106.8               90.3
     Accrued expenses                                                                    84.2               65.6
                                                                                       ------             ------
                                                                                        227.3              197.9

RESERVES FOR INSURANCE LOSSES                                                           104.9               92.7

LONG-TERM DEBT                                                                           11.5               11.4

DEFERRED REVENUE                                                                          9.8               12.8

OTHER                                                                                    33.6               19.6

COMMITMENTS AND CONTINGENCIES (Notes 9, 10, and 18)

MINORITY INTEREST                                                                        58.7               58.1

SHAREHOLDERS' EQUITY
     Preferred stock, 10 million shares authorized, none outstanding                       --                 --
     Common stock, $.10 par value, 50 million shares authorized
        Series A, 3.9 million issued and outstanding                                      0.4                0.4
        Series B, 11.2 and 11.1 million issued and outstanding, respectively              1.1                1.1
     Additional paid-in capital                                                         123.5              121.9
     Retained earnings                                                                   71.5               67.8
     Accumulated other comprehensive loss                                               (22.4)             (13.4)
                                                                                       ------             ------
                                                                                        174.1              177.8
                                                                                       ------             ------
                                                                                       $619.9             $570.3
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                      F14

The Wackenhut Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in millions)

FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, and JANUARY 2, 2000


                                                                               2001               2000               1999
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $  3.7             $ 16.8             $ 19.6
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect of accounting changes                                  --                0.8                 --
         Depreciation and amortization                                          28.7               25.9               22.9
         Deferred taxes                                                        (22.2)               0.8                1.1
         Provision for bad debts                                                 6.5                3.2                0.3
         Equity in loss (income), net of dividends received
           of $5.8, $2.5 and $2.7                                               29.1               (7.2)              (8.1)
         Minority interest, net of taxes                                         9.1                8.2               10.9
         Tax benefit from exercise of stock options                              0.3                 --                0.4
         Non-cash compensation charge                                            1.4                 --                 --
         Foreign currency adjustment                                             0.5                0.5               (0.2)
         Other                                                                  (1.1)              (1.5)               0.5
     Changes in operating assets and liabilities, net of
       acquisitions and divestitures -
         (Increase) Decrease in operating assets:
         Accounts receivable                                                   (38.3)             (38.4)             (31.2)
         Inventories                                                            (7.7)              (4.7)              (8.2)
         Prepaid expenses                                                        2.9                1.9               (5.4)
         Other current assets                                                    1.3               (3.1)               0.1
         Other                                                                  (1.2)              (0.5)              (4.8)
       Increase (Decrease) in operating liabilities:
         Accounts payable and accrued expenses                                  13.3               19.8               12.5
         Accrued payroll and related taxes                                      17.1               13.2                7.2
         Reserve for insurance losses                                           12.2               15.2               20.4
         Other                                                                  11.1               (0.2)              (0.7)
                                                                              ------             ------             ------
     Net Cash Provided By Operating Activities                                  66.7               50.7               37.3
                                                                              ------             ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of food service division                                14.6                 --                 --
     Net proceeds from sale of prison facilities to CPV                           --                 --               22.3
     Payments for acquisitions                                                  (2.2)             (10.3)              (4.7)
     Net investment in and advances (to) from affiliates
       and joint ventures                                                      (35.6)                --                7.4
     Capital expenditures                                                      (14.5)             (24.3)             (44.0)
     Sales of marketable securities                                             78.7               14.3                6.2
     Purchases of marketable securities                                        (79.1)             (20.1)             (19.5)
     Non-current assets                                                           --                 --               (1.5)
                                                                              ------             ------             ------
     Net Cash Used In Investing Activities                                     (38.1)             (40.4)             (33.8)
                                                                              ------             ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from exercise of stock options of subsidiary                   0.4                 --                0.2
     Net proceeds from exercise of stock options                                  --                 --                1.1
     Proceeds from issuance of debt                                            401.9              369.3              315.0
     Payments on debt                                                         (402.2)            (374.0)            (301.6)
     Dividends paid                                                               --                 --               (2.2)
     Net cash settlements from sales of accounts receivable                      0.5               (2.0)              16.5
     Shares repurchased and retired, including subsidiary's                     (1.5)              (4.9)              (8.0)
                                                                              ------             ------             ------
     Net Cash (Used In) Provided by Financing Activities                        (0.9)             (11.6)              21.0
                                                                              ------             ------             ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    (1.6)              (4.9)              (1.0)
                                                                              ------             ------             ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            26.1               (6.2)              23.5
CASH AND CASH EQUIVALENTS,  beginning of year                                   60.8               67.0               43.5
                                                                              ------             ------             ------
CASH AND CASH EQUIVALENTS,  end of year                                       $ 86.9             $ 60.8             $ 67.0
                                                                              ------             ------             ------

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for - interest                                      $  5.8             $  8.0             $  6.3
                              - income taxes                                  $ 22.9             $  8.6             $ 12.6
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                      F15

The Wackenhut Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) (in millions except share data in thousands)

FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, and JANUARY 2, 2000


                                                                        Common Stock
                                                                       Par Value $.10
                                                        ---------------------------------------------
                                                              Series A                 Series B
                                                        --------------------     ---------------------     Additional
                                                         Number                    Number                    Paid-in
                                                        of Shares     Amount     of Shares      Amount       Capital
---------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 3, 1999                                  3,855        $0.4        10,968        $1.1        $122.5
Proceeds from the exercise of stock options                                           110                       1.1
Tax benefit related to employee stock options                                                                   0.4
Issuance of Performance Shares                                                         38                       0.6
Subsidiary's exercise of stock options                                                                          1.7
Subsidiary's shares repurchased                                                                                (4.5)
Shares repurchased and retired                                                         (5)                     (0.1)
Dividends
Comprehensive income (loss):
    Net Income
    Foreign currency translation adjustments,
        net of income tax benefits of $0.7
     Unrealized loss on marketable securities,
        net of income tax benefits of $1.0
Total comprehensive income
                                                          ---------------------------------------------------------
BALANCE, JANUARY 2, 2000                                  3,855         0.4        11,111         1.1         121.7
Equity increase from affiliate stock offering                                                                   0.9
Issuance of Performance Shares                                                         33                       0.5
Subsidiary's shares repurchased                                                                                (1.2)
Comprehensive income (loss):
    Net Income
    Foreign currency translation adjustments,
        net of income tax benefits of $3.3
    Unrealized gain on marketable securities,
        net of income taxes of $0.9
Total comprehensive income
                                                          ---------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                3,855         0.4        11,144         1.1         121.9
Proceeds from issuance of stock options                                                 8                       0.1
Issuance of Performance Shares                                                         30                       0.5
Non-cash compensation charge                                                                                    1.4
Subsidiary's exercise of stock options                                                                          0.2
Subsidiary's shares repurchased                                                                                (0.6)
Comprehensive income (loss):
    Net Income
    Foreign currency translation adjustments,
        net of income tax benefits of $1.2
    Unrealized loss on marketable securities,
        net of income tax  benefit of $0.1

    Unrealized loss on WHC's affiliate's
        derivative instruments, net of
        income tax  benefit of $0.2
    Cumulative effect of change in accounting principle related to WHC's affliiate's derivative instruments, net of income tax benefit of $4.6 million

Total comprehensive income (loss)
                                                          ---------------------------------------------------------
BALANCE, DECEMBER 30, 2001                                3,855        $0.4        11,182        $1.1        $123.5
---------------------------------------------------------------------------------------------------------------------


                                                                                      Unrealized
                                                                       Foreign        Gain (Loss)      Total
                                                         Retained      Currency          on         Shareholders'
                                                         Earnings     Translation     Securities       Equity
-----------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 3, 1999                                  $ 32.5        $  (7.3)        $   --         $149.2
Proceeds from the exercise of stock options                                                               1.1
Tax benefit related to employee stock options                                                             0.4
Issuance of Performance Shares                                                                            0.6
Subsidiary's exercise of stock options                                                                    1.7
Subsidiary's shares repurchased                                                                          (4.5)
Shares repurchased and retired                                                                           (0.1)
Dividends                                                   (1.1)                                        (1.1)
Comprehensive income (loss):
    Net Income                                              19.6
    Foreign currency translation adjustments,
        net of income tax benefits of $0.7                                 (1.1)
     Unrealized loss on marketable securities,
        net of income tax benefits of $1.0                                                (1.9)
Total comprehensive income                                                                               16.6
                                                         --------------------------------------------------------
BALANCE, JANUARY 2, 2000                                    51.0           (8.4)          (1.9)         163.9
Equity increase from affiliate stock offering                                                             0.9
Issuance of Performance Shares                                                                            0.5
Subsidiary's shares repurchased                                                                          (1.2)
Comprehensive income (loss):
    Net Income                                              16.8
    Foreign currency translation adjustments,
        net of income tax benefits of $3.3                                 (4.9)
    Unrealized gain on marketable securities,
        net of income taxes of $0.9                                                        1.8
Total comprehensive income                                                                               13.7
                                                         --------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                  67.8          (13.3)          (0.1)         177.8
Proceeds from issuance of stock options                                                                   0.1
Issuance of Performance Shares                                                                            0.5
Non-cash compensation charge                                                                              1.4
Subsidiary's exercise of stock options                                                                    0.2
Subsidiary's shares repurchased                                                                          (0.6)
Comprehensive income (loss):
    Net Income                                               3.7
    Foreign currency translation adjustments,
        net of income tax benefits of $1.2                                 (1.8)
    Unrealized loss on marketable securities,
        net of income tax  benefit of $0.1                                                (0.1)

    Unrealized loss on WHC's affiliate's
        derivative instruments, net of
        income tax  benefit of $0.2                                                       (0.3)
    Cumulative effect of change in accounting
        principle related to WHC's affliiate's
        derivative instruments, net of income
        tax benefit of $4.6 million                                                       (6.8)

Total comprehensive income (loss)                                                                        (5.3)
                                                         --------------------------------------------------------
BALANCE, DECEMBER 30, 2001                                $ 71.5        $ (15.1)        $ (7.3)        $174.1
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                      F16

The Wackenhut Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(Tabular dollar information in millions except share and per share data)

For the Fiscal Years Ended December 30, 2001, December 31, 2000, and January 2, 2000

(1)      General

The Wackenhut Corporation (the "Company") is a major provider of global business services including providing security-related and other support services to business and government, developing and managing privatized correctional, detention and public sector mental health services facilities through Wackenhut Corrections Corporation ("WHC"), a 57% owned public subsidiary, and providing employee leasing and temporary staffing.

(2)      Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal years 2001, 2000 and 1999 each included 52 weeks.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include the allowance for doubtful accounts, depreciation of fixed assets, amortization of intangibles, construction cost estimates, employee deferred compensation accruals, the reserve related to the Jena facility, reserves for insurance losses, reserves related to the Company's international affiliates, certain reserves under its operating contracts and contingencies. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, other receivables, notes payable, accounts payable and long-term debt approximates fair value. Accounts receivable are reported net of allowances of $6.8 million and $4.8 million at December 30, 2001 and December 31, 2000, respectively.

Cash and Cash Equivalents

The Company classifies as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less. Cash of the Company's wholly owned casualty insurance subsidiary collateralizes certain obligations. Cash and cash equivalents of WHC is generally not available to the Company in any form, including dividends or loans.

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

Impairment of Long-lived Assets

Long-lived assets including certain identifiable intangibles, and the goodwill related to those assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company's long-lived assets and recognized in Fiscal 2001 impairment losses primarily related to its international


                                      F17
operations. The method used to determine the existence of an impairment would be undiscounted operating cash flows estimated over the remaining amortization period for the related long-lived assets. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

Goodwill and Other Intangibles

Goodwill represents the cost of an acquired enterprise in excess of the fair value of the net tangible and identifiable intangible assets acquired. Other intangibles include the fair market value of contracts purchased in acquisitions. Goodwill and contract values are amortized on a straight-line basis over 10 to 30 years.

Reserves for Insurance Losses

The Company's wholly owned casualty insurance subsidiary reinsures a portion of the Company's workers' compensation, general and automobile liability insurance. Incurred losses are recorded as reported. Provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on actuarial studies and, in the opinion of management, are adequate.

Deferred Revenue

Deferred revenue primarily represents the unamortized net profit on the sale of properties by WHC to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust. WHC leases these properties back from CPV. Deferred revenue is being amortized over the lives of the leases and is recognized in income as a reduction of rental expense.

Foreign Currency Translation

The Company's foreign operations use the local currency as their functional currency. Assets and liabilities of the operations (except for countries with highly inflationary economies) are translated at the exchange rates in effect on the balance sheet date. Equity is translated using historical exchange rates. Income statement items (except for countries with highly inflationary economies) are translated at the average exchange rates for the reporting period. The impact of currency fluctuations on these transactions is included in shareholders' equity as a component of accumulated other comprehensive income (loss) except for intercompany accounts that are included in gains (losses). The financial statements of subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of these local currencies into U.S. dollars creates translation adjustments which are included in the consolidated statements of income. Foreign exchange gains or (losses) were $(0.5) million, ($0.5) million, and $0.2 million for 2001, 2000 and 1999, respectively.

Revenues

Revenues earned from services are recognized when services are provided. During the fourth quarter 2000, the Company adopted SEC Staff Accounting Bulletin: No. 101 which resulted in government contract award fees, previously accrued for based on the Company's performance and long-term historical experience of being awarded such fees, being recognized only when awarded. Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because management considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which the Company determines that such losses are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Income Taxes

Deferred income taxes are determined on the estimated future tax effects of differences between the financial reporting and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the asset or liability from year to year. Valuation allowances are recorded related to deferred tax assets if their realization does not meet the "not more likely than" criteria detailed in Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The Company and WHC file separate tax returns.

Minority Interest

The minority interest expense represents principally the separate public ownership in WHC, as listed on the New York Stock Exchange, and, to a lesser extent, the ownership by foreign investors in several international subsidiaries.

SEC Staff Accounting Bulletin: No. 51 (SAB No. 51)

In fiscal year 2000 in connection with the sale of stock by our Greek affiliate, the Company adopted SEC Staff Accounting Bulletin: No. 51 (SAB No.
51) - Accounting for Sale of Stock by a Subsidiary, which provides guidance related to gain recognition upon public sale of shares of a subsidiary. SAB No. 51 allows for the recording of gains from the sale of newly issued shares of a subsidiary directly to shareholders' equity and is reflected in additional paid-in capital.


                                      F18

SEC Staff Accounting Bulletin: No. 101 (SAB No. 101)

During the fourth quarter of 2000, the Company adopted SAB No. 101 - Revenue Recognition. SAB No. 101 states that revenue generally is realized and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Government contract award fees, previously accrued for based on the Company's performance and long-term experience of being awarded such fees, are now only recognized when formally awarded. SAB No. 101 applied retroactively to the first quarter of 2000, resulted in a one-time charge in 2000 of $0.8 million, net of income taxes. On a diluted basis, the cumulative effect of change in accounting principle was $0.05 per share during 2000. On a basic and diluted basis for 2000 and 1999, the pro forma effect was $0.02 per share less than that reported for each of these years.

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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. The Company has chosen to disclose comprehensive income (loss), which encompasses net income and foreign currency translation adjustments, net of tax, in the Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and financial instruments used in hedging activities. The Company's cash management and investment policies restrict investments by type, credit and issuer, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses traditionally have been within management's expectations and have not been material in any year. As of December 30, 2001 and December 30, 2000, management believes the Company had no significant concentrations of credit risk.

Recent Accounting Pronouncements

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. WHC's 50% owned equity foreign affiliate has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. WHC's management has determined the swaps to be effective cash flow hedges. Accordingly, WHC recorded its share of the affiliate's change in other comprehensive income (loss) as a result of applying SFAS No. 133. In the Company's and WHC's financial statements, the adoption of SFAS No. 133 resulted in a $6.8 million and a $12.1 million reduction in shareholders' equity, respectively. As of December 30, 2001, the swaps approximated $7.1 million and $12.6 million in the Company's and WHC's financial statements, respectively, as a component of other comprehensive loss.

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued and was effective for servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and revises the accounting and disclosure of such transactions; however, most of SFAS No. 125's provisions continue to apply. See footnote 8 for additional disclosures regarding SFAS No. 140.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 was effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible


                                      F19
assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The Company is currently assessing the impact of adopting this statement.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect there will be an impact to its financial statements upon adoption of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal year beginning after December 15, 2001. For long-lived assets to be held and used, SFAS No. 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes one accounting model to be used for the long-lived assets to be disposed of by sale. The Company does not expect there will be an impact to its financial statements upon adoption of SFAS No. 144.

(3)      Acquisitions

In November 1998, the Company purchased certain assets and assumed certain liabilities of Sharp Services, Inc. and Advantage Temporary Services, Inc., for an initial payment of $8.1 million in cash and contingent cash payments subject to adjustments based on actual workers' compensation claims. The final contingent cash payment was paid in Fiscal 2001 and amounted to $2.2 million. The acquisitions were accounted for under the purchase method, and the Company recorded approximately $8.7 million of goodwill which is being amortized on a straight-line basis over 30 years.

(4)      Property and Equipment

Property and equipment consist of the following at fiscal year end:


                                     Useful
                                     Life         2001         2000
--------------------------------------------------------------------
Land                                             $  2.7       $  2.8
Buildings and improvements          7 to 30        58.6         53.2
Equipment                         1 1/2 to 20      47.0         44.7
Furniture and fixtures              3 to 10         6.6          7.4
Automobiles                           3             9.3          9.3
Construction in progress                            1.3          0.8
                                                 ------       ------
                                                 $125.5       $118.2
--------------------------------------------------------------------

(5)      Marketable Securities

Marketable securities related to the Company's wholly owned casualty insurance subsidiary, carried at fair value, consist of the following at fiscal year end:


                                          2001                              2000
----------------------------------------------------------------------------------------
                                Fair                              Fair
                                Value            Cost             Value            Cost
----------------------------------------------------------------------------------------
Municipal Bonds                 $24.2            $24.2            $20.7            $20.6
Taxable Bonds                    12.6             12.6              9.1              8.9
Preferred Stock                   0.8              1.0              7.5              8.0
                                -----            -----            -----            -----
                                $37.6            $37.8            $37.3            $37.5
----------------------------------------------------------------------------------------

The Company has placed in trust related to its wholly owned casualty insurance subsidiary, in favor of certain insurance companies, its marketable securities and $27.5 million in cash and cash equivalents, and has issued irrevocable standby letters of credit for $24.5 million related to its insurance subsidiary. Municipal bonds mature from 21 months to 32 years and taxable bonds, which includes corporate and government bonds, mature in periods ranging from 16 months to 29.6 years. At December 30, 2001, the Company's wholly owned casualty insurance subsidiary has specific restrictions on future purchases of marketable securities, and on withdrawals from the trust. Realized gains for fiscal 2001 were $0.6 million for municipal bonds and $0.4 million for taxable bonds and preferred stock. Realized gains for fiscal 2000 and 1999 were not significant.

(6)      Investment in Affiliates

Equity in undistributed earnings (loss) of affiliates approximated $(6.1) million and $27.6 million at December 30, 2001, and December 31, 2000, respectively, and is included in "Investments in and advances to affiliates" in the consolidated balance sheets. The decrease in undistributed earnings is primarily attributable to losses the Company recorded on its Chilean affiliate. The following is a summary of condensed unaudited information pertaining to affiliates:


                                                        2001               2000
--------------------------------------------------------------------------------
Balance sheet items at fiscal year end:
     Current assets                                    $ 196.3           $ 196.5
     Noncurrent assets                                   379.3             379.4
     Current liabilities                                 126.4             147.4
     Noncurrent liabilities                              391.5             334.7
     Minority interest liability                           1.0               0.4
Income statement items for the fiscal year:
     Revenues                                          $ 617.9           $ 596.9
     Operating income                                      4.2              32.6
     Net income (loss) before taxes                       (5.7)             29.2
--------------------------------------------------------------------------------

(7)      Goodwill and Other Intangibles

Goodwill and other intangibles consist of the following at fiscal year end:


                                      F20

                                               2001            2000
--------------------------------------------------------------------
Goodwill                                      $58.6            $58.0
Contract values                                  --             15.6
Other                                          12.6              8.7
                                              -----            -----
                                               71.2             82.3
Accumulated amortization
     Goodwill                                  11.0              7.9
     Contract values                             --              5.7
     Other                                      6.1              4.5
                                              -----            -----
                                               17.1             18.1
                                              -----            -----
Net                                           $54.1            $64.2
--------------------------------------------------------------------

Amortization expense of intangibles was $6.0 million, $5.4 million, and $4.9 million for fiscal years 2001, 2000 and 1999, respectively. The reduction of contract values is related to the sale of the Company's food services division.

(8)      Notes Payable and Long-Term Debt

Long-term debt consists of the following at fiscal year end:


                                                       2001             2000
-----------------------------------------------------------------------------
Revolving loans -
 The Wackenhut Corporation, parent                     $ 9.6            $ 0.5
 WHC                                                      --             10.0
 Lease obligation payable through
  2001 at a weighted average rate
  of 4.5%                                                0.7              1.3

 Other debt principally related to
  security services                                      6.0              4.7
                                                       -----            -----
Total                                                   16.3             16.5

Less: current portion                                    4.8              5.1
                                                       -----            -----
Total                                                  $11.5            $11.4
-----------------------------------------------------------------------------

On November 13, 2000, the Company entered into a new three year Credit Facility increasing the Company's borrowing capacity from $95 million to $112.5 million. As of December 30, 2001, the unused portion of the revolving line of credit was $76.6 million, after deducting $26.3 million in outstanding letters of credit and $9.6 million loan balance outstanding which bears interest at a rate defined as either prime rate less 25 to 125 basis points or LIBOR plus 90 to 175 basis points, depending upon leverage ratios, maturing November 2003. The agreement requires, among other things, that the Company maintain a minimum consolidated net worth and limits certain payments and distributions. As of December 30, 2001, the Company and its subsidiaries were in compliance with applicable covenants.

On January 26, 2001, the Company amended and restated its agreement (the "Securitization Agreement") with a financial institution to sell on a continuous basis undivided interests in certain eligible trade accounts receivable. On January 25, 2002, the Company amended, restated and extended the Securitization Agreement to expire in January 2003, where it may be extended upon the financial institution's acceptance. Pursuant to the Securitization Agreement, the Company formed Wackenhut Funding Corporation ("WFC"), a wholly owned, non-qualifying special purpose, bankruptcy-remote subsidiary. WFC was formed for the sole purpose of buying and selling receivables generated by the Company, where the Company sells all of their eligible accounts receivable to WFC irrevocably and without recourse. From time to time and in accordance with the Securitization Agreement, WFC will sell undivided interests in these receivables to the financial institution, up to a maximum purchase limit of $75 million.

This two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140. There were $68.0 million and $67.5 million accounts receivable sold under the Securitization Agreement at December 30, 2001 and December 31, 2000, respectively. Accordingly, such receivables are not reflected in the consolidated balance sheet. In fiscal 2001, proceeds from new securitizations were $157.6 million and payments on securitizations were $157.1 million. The costs associated with this sale of receivables are based on the volume of receivables sold and existing markets for A1+/P-1 asset backed commercial paper rates, primarily relate to the discount and loss on sale, and ranged between 2.3% and 7.2% during fiscal 2001. Such costs are included in "Interest Expense" in the consolidated statements of income and were approximately $2.8 million and $4.7 million for the twelve months ended December 30, 2001 and December 31, 2000.

Therefore, as of December 30, 2001, the total amount available for additional borrowings to the Company from its revolving credit and accounts receivable securitization facility is $83.6 million.

The Company has a demand operating line of credit with a Canadian bank with a maximum borrowing amount of $2.8 million. At December 30, 2001, the Company had short-term borrowings under this line of credit of $2.0 million for working capital purposes, bearing interest at a rate based on the bank's prime lending rate, or 5.3% at year end. The Company had outstanding notes payable, capital leases and operating lines of credit of $4.1 million at December 30, 2001 to meet working capital needs of its international subsidiaries with $2.3 million due within one year.

At December 30, 2001, WHC had a $30 million multi-currency revolving credit facility, which includes $5 million for the issuance of letters of credit and thirteen letters of guarantee totaling $10.2 million under separate international facilities. WHC also has a $220 million operating lease facility established to acquire and develop new correctional facilities used in its business. At December 30, 2001, WHC had no amounts outstanding under its revolving credit facility and $154.3 million was outstanding for four properties in operation under its operating lease facility. These amounts are not reflected on the consolidated balance sheet.

(9)      Jena Charge

During the third quarter of 2000, WHC recorded an operating charge of $3.8 million ($2.3 million after tax) related to the lease of the 276-bed Jena Juvenile Justice Center in Jena, Louisiana which had been vacated. The charge represented the expected losses to be incurred under the lease


                                      F21
agreement with CPV through 2001. At that time, WHC's management estimated the Jena Facility would remain inactive through the end of 2001.

In June 2001, the Louisiana State Senate passed a resolution requesting the Louisiana Department of Public Safety and Corrections to enter into discussions regarding the potential purchase of a facility in LaSalle Parish. Subsequently, the State and WHC, in coordination with CPV, began discussions regarding the sale of the Jena facility located in LaSalle Parish. WHC's management believes a sale of the Jena facility will be finalized by December 29, 2002.

Accordingly, in December 2001, WHC recorded an additional operating charge of $3.0 million ($1.8 million after tax) related to the Jena Facility which represents the expected losses to be incurred on the lease through December 2002.

There can be no assurance that WHC and CPV will be able to successfully complete a sale. If a sale is not completed prior to December 29, 2002, or if WHC is unable to sublease or find an alternative use for the Jena Facility prior to December 29, 2002, an additional charge related to the Jena Facility would be required. Remaining payments under this lease are approximately $14.0 million.


(10)     Related Party Transactions with Correctional Properties Trust

On April 28, 1998, CPV acquired eight correctional and detention facilities operated by WHC. WHC and CPV have three common members on their respective Board of Directors. CPV also was granted the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by WHC. During fiscal 1998 and 1999, CPV acquired two additional facilities for $94.1 million. In fiscal 2000, CPV purchased an eleventh facility that WHC had the right to acquire for $15.3 million. WHC recognized no net proceeds from the sale. There were no purchase and sale transactions between WHC and CPV in 2001.

Simultaneous with the purchases, WHC entered into ten-year operating leases of these facilities from CPV. As the lease agreements are subject to contractual lease increases, WHC records operating lease expense for these leases on a straight-line basis over the term of the leases.

The deferred unamortized net gain related to the sale of the facilities to CPV at December 30, 2001, which is included in "Deferred revenue" in the accompanying consolidated balance sheets, is $11.7 million with $1.9 million short-term and $9.8 million long-term, excluding the long-term portion of deferred development fee revenue. The gain is being amortized over the ten year lease terms. WHC recorded net rental expense related to CPV of $19.1 million and $19.7 million in 2001 and 2000, respectively, excluding the Jena rental expense, and $18.9 million in 1999.

The future minimum lease commitments under the leases for these eleven facilities are as follows:

                        Annual
Year                    Rental
----                   --------
2002                   $  23.1
2003                      23.2
2004                      23.3
2005                      23.4
2006                      23.4
Thereafter                41.7
                       -------
                       $ 158.1
-------------------- -----------

(11)     Preferred and Common Stock and Shares Repurchased and Retired

The Board of Directors has authorized 10 million shares of preferred stock. As of December 30, 2001, no preferred stock has been issued.

The Board of Directors has authorized 50 million shares of the Company's common stock, with 3.9 million shares to be designated as series A common stock and
46.1 million shares to be designated as series B common stock. Holders of series A, the voting stock, have control over all aspects of the operations of the Company. Holders of series B only have voting rights in connection with a transaction affecting the essence of their shareholder rights. In all other respects, series B shareholders have the same rights as series A shareholders.

The Board of Directors of the Company and of WHC authorized the repurchase, at the discretion of each company's senior management, of up to 0.5 million shares of series B common stock and 1.0 million shares of WHC's common stock, respectively. In February 2000, the Board of Directors of WHC authorized, in addition to that previously authorized, the repurchase of up to 0.5 million shares of its common stock. All of the Company's repurchases of shares of common stock have been retired and result in a reduction of shareholders' equity. WHC's common stock repurchases are recorded as a reduction to additional paid-in capital and minority interest. As of December 30, 2001, the Company had bought back 201,492 shares of the Company's Series B common stock at an average price of $15.52, and WHC had repurchased all 1.5 million shares authorized of its common stock also at an average price of $15.52 per share. All shares repurchased by the Company and WHC were retired.

(12)     Stock Incentive and Stock Option Plans

Key employees of the Company and its subsidiaries are eligible to participate in the Key Employee Long-Term Incentive Stock Plan ("incentive stock plan"). Under the incentive stock plan, options for the Company's series B common stock are granted to participants as approved by the Nominating and Compensation Committee of the Company's Board of Directors (the "Committee"). Under terms of the incentive stock plan, options are granted at prices not less than the fair market value at date of grant (or as otherwise determined by the Committee), become exercisable after a minimum of six months, and expire no later than ten years after the date of grant. The Committee may grant incentive stock


                                      F22
options or non-qualified stock options. Options are subject to adjustment upon the occurrence of certain events, including stock splits and stock dividends. The incentive stock plan authorizes the Company to award or grant restricted stock and performance shares to key employees. Performance shares are earned only if certain three year earnings per share performance goals established by the Compensation Committee are met.

Non-employee directors of the Company are eligible to participate in The Wackenhut Corporation non-employee Directors' Stock Option Plan (the "directors' plan"). Under the directors' plan, non-employee directors are granted 5,000 stock options for series B common stock upon their election or re-election to the Board of Directors. Under terms of the directors' plan, options are granted at the fair market value at date of grant, become exercisable at date of grant, and expire ten years after the date of grant.

At December 30, 2001 2,468,234 shares of series B common stock were reserved for issuance. Under the directors' plan, 60,000 shares were available for future grants and awards. The employee plan expired in July 2001. During 2001, the Company modified stock options for three employees and recorded non-cash compensation expense of approximately $1.4 million.

A summary of the status of the Company's employee stock option plans, as of December 30, 2001, December 31, 2000 and January 2, 2000 is presented in the following chart:


                                     2001                                  2000                                1999
-------------------------------------------------------------------------------------------------------------------------------
                           Shares              Price*            Shares            Price*             Shares            Price*
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at
    beginning of
    Year                 1,533,654         $    13.01           978,904         $    15.06           847,630         $    14.06
Options:
    Granted                600,000              11.42           587,000               9.71           230,000              16.69
    Exercised               (8,126)              8.35                --                 --          (101,851)             10.15
    Forfeited                   --                 --           (32,250)             15.66             3,125               6.16
                         ------------------------------------------------------------------------------------------------------
Outstanding
 & exercisable
 End of year             2,125,528         $    12.58         1,533,654         $    13.01           978,904         $    15.06
-------------------------------------------------------------------------------------------------------------------------------

*Weighted average exercise price.

Option groups outstanding at December 30, 2001 and related exercise price and remaining life information are as follows:


                                                  Remaining
                      Outstanding     Exercise       Life
Grant Date           & Exercisable     Price       (Years)
-------------------------------------------------------------
04/30/94                 126,978      $   6.16        2
01/28/95                  96,750         10.80        3
01/31/96                 110,000         14.00        4
01/28/97                 127,800         15.25        5
08/09/97                  30,000         18.94        5
01/27/98                 243,000         19.75        6
02/18/99                 218,000         16.69        7
02/17/00                 515,700          9.75        8
05/05/00                  57,300          9.38        8
02/09/01                 360,000          9.80        9
07/10/01                 240,000         13.85        9
-------------------------------------------------------------
Total                  2,125,528      $  12.58*       7*
-------------------------------------------------------------

*Weighted average exercise price and life

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

                                    2001            2000         1999
---------------------------------------------------------------------------
Pro forma basic net income        $       1.9       $ 15.0     $      18.6
Pro forma basic earnings
  per share                       $      0.13       $ 1.00     $      1.25
Pro forma diluted net income      $       1.7       $ 14.9     $      18.5
Pro forma diluted earnings
  per share                       $      0.11       $ 0.99     $      1.22
Pro forma weighted average
  fair value of options granted   $      4.69       $ 4.42     $      6.69
Risk-free interest rate              4.8%-4.9%         6.7%       4.9%-5.4%
Expected life (years)                       5            5               5
Expected volatility                      38.0%        38.0%           38.0%
Quarterly dividend                          -            -               -
---------------------------------------------------------------------------

The Company discontinued its quarterly dividend after the first quarter of 1999

(13)     WHC Stock Option Plans

In January 1996, WHC sold 4.6 million shares of common stock at an offering price of $12.00 per share. After the offering, the Company's ownership in WHC was reduced to approximately 55%. During 2001, the exercise of 86,200 non-qualified stock options of WHC, net of 122,000 WHC shares repurchased and retired, resulted in the Company's ownership of WHC equaling approximately 57.2% at December 30, 2001.

The Board of Directors of WHC has granted non-qualified stock options to purchase common stock which, if fully exercised, would reduce the Company's ownership in WHC to approximately 53.6%.


                                      F23

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

The assumptions for the discount rate and the average increase in compensation used in determining the pension expense and funded status information are 6.75% and 4.0%, respectively, as of and for the year ended December 30, 2001. Total pension expense for fiscal 2001, 2000 and 1999 was $0.4 million, $0.6 million, and $0.5 million, respectively. The present value of accumulated pension benefits was $3.4 million and $2.8 million at the end of 2001 and 2000, respectively, and is included in "Other liabilities" in the accompanying consolidated balance sheets.

The Company has established non-qualified deferred compensation agreements with certain senior executives providing for fixed annual benefits ranging from $175,000 to $250,000 payable upon retirement at age 60 for a period of 25 years. In the event of death before retirement, annual benefits are paid to beneficiaries for a period of 12 1/2 years. Currently, the plan is not funded. The Company purchases and is the beneficiary of life insurance policies for each participant enrolled in the plan. The cost of these agreements is being charged to expense and accrued using a present value method over the expected terms of employment. The charge to expense for fiscal 2001, 2000 and 1999 was $5.6 million, $1.5 million, and $0.8 million, respectively. The increase in pension expense in fiscal 2001 is primarily attributable to the Company recognizing past service costs on those employees who terminated and a decrease in the discount rate. The liability for deferred compensation was $12.6 million and $7.3 million at fiscal year end 2001 and 2000, respectively, and is included in "Other liabilities" in the accompanying consolidated balance sheets.

(15)     Income Taxes

The provision for income taxes in the consolidated statements of income, consists of the following:



                                  2001           2000            1999
-----------------------------------------------------------------------
Federal income taxes:
     Current                    $  31.3        $   5.6         $   7.7
     Deferred                     (20.1)           1.0             3.6
                                --------------------------------------
                                   11.2            6.6            11.3
State income taxes:
     Current                    $   5.8        $   1.7         $   2.2
     Deferred                      (2.5)           0.1             0.4
                                --------------------------------------
                                    3.3            1.8             2.6
Foreign:
     Current                    $   2.4        $   5.2         $   4.9
     Deferred                       0.4           (0.3)           (2.9)
                                --------------------------------------
                                    2.8            4.9             2.0
                                --------------------------------------
Total                           $  17.3        $  13.3         $  15.9
----------------------------------------------------------------------

A reconciliation of the statutory U.S. federal tax rate (35%) and the effective income tax rate is as follows:

                                           2001          2000             1999
-------------------------------------------------------------------------------
Provision using statutory
   federal income tax rate               $  15.5        $  11.7         $  14.0
State income taxes, net of
   federal benefit                           1.2            1.4             1.7

Other, net                                   0.6            0.2             0.2

                                         ---------------------------------------
                                         $  17.3        $  13.3         $  15.9
-------------------------------------------------------------------------------

         The components of the current deferred income tax asset are as follows at fiscal year end:

                                                         2001              2000
--------------------------------------------------------------------------------
Amortization of uniforms and
accessories                                             $(2.2)            $(2.2)
Accrued vacation pay                                      4.3               3.9

Bad debt reserves                                         6.4               1.3

Other reserves                                           14.7               9.1
                                                        -----------------------
Current deferred tax asset                              $23.2             $12.1
-------------------------------------------------------------------------------


The components of the non-current deferred income tax asset at fiscal year end are shown below:

                                                          2001             2000
---------------------------------------------------------------------------------
Income of foreign subsidiaries and                      $(19.8)           $(21.3)
affiliates
Gain on sale of properties to CPV                          7.5               8.7
Deferred compensation                                     12.9               8.5
Reserve for insurance losses                              13.9               6.5
Reserve for claims of employee health
trust                                                      1.4               1.9
Other, net                                                 2.7               3.2
                                                        ------------------------
Non-current deferred tax asset                          $ 18.6             $ 7.5
--------------------------------------------            ------------------------


The Company provides United States taxes on unremitted foreign earnings. The exercise of non-qualified stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation results from increases


                                      F24
in the fair market value of the Company's common stock subsequent to the date of grant. In accordance with APB No. 25, such compensation is not recognized as an expense for financial accounting purposes and related tax benefits are credited directly to additional paid-in capital.

(16)     Earnings Per Share

The table below shows the amounts used in computing earnings per share. Common stock equivalents related to stock options are excluded from diluted earnings
(loss) per share calculations if their effect would be anti-dilutive. In fiscal 2001, 2000 and 1999 the total number of stock options excluded because their effect would have been anti-dilutive were 1,026,800, 1,569,410, and 329,100, respectively (share data in millions).


                                             2001          2000           1999
-------------------------------------------------------------------------------
Basic
Net income                               $   3.7        $  16.8         $  19.6
                                         --------------------------------------
Weighted average common
   shares outstanding                       15.0           15.0            14.9
                                         --------------------------------------
Basic earnings per share                 $  0.25        $  1.12         $  1.31
                                         --------------------------------------

Diluted
Net income                               $   3.7        $  16.8         $  19.6
Effect of subsidiaries
   stock options                            (0.2)          (0.2)           (0.2)
                                         --------------------------------------
Net income                               $   3.5        $  16.6         $  19.4
                                         --------------------------------------

Weighted average common
   shares outstanding                       15.0           15.0            14.9

Assumed exercise of stock
   options, net of common
   shares assumed repurchased
   with the proceeds                         0.4            0.1             0.2
                                         --------------------------------------
Adjusted weighted average
   common shares outstanding                15.4           15.1            15.1
                                         --------------------------------------
Diluted earnings per share               $  0.23        $  1.10         $  1.28
-------------------------------------------------------------------------------


(17)     Related Party Transactions

Related party transactions occur in the normal course of business between the Company and WHC. Such transactions include the purchase of goods and services and corporate costs for management support, office space, insurance and interest expense. The Company charged the following expenses related to transactions with WHC during the fiscal years ended:

Fiscal Year                                 2001           2000           1999
-------------------------------------------------------------------------------
General and administrative
  expenses                               $   2.8        $   3.5         $   2.9
Casualty insurance premiums                 22.0           13.6             9.4

Rent                                         0.3            0.3             0.3

Net interest income                           --             --            (0.4)
                                         --------------------------------------
                                         $  25.1        $  17.4         $  12.2
-------------------------------------------------------------------------------

General and administrative expenses represent charges for management and support services. The Company provides various general and administrative services to WHC under a Services Agreement. The initial agreement expired December 31, 1997 and provided for one-year renewal periods at WHC's option. Annual rates are negotiated by the Company and WHC based upon the level of service provided.

Management believes that the difference between these charges and those that would have been incurred by WHC on a stand-alone basis is not material.

(18)     Commitments and Contingencies

The Company and WHC lease correctional facilities, office space, computers and vehicles under non-cancelable operating leases expiring through 2009. Rent expense for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 was $35.6 million, $26.9 million and $22.2 million, respectively.

The minimum commitments under these leases and the 15 year lease for the corporate headquarters, are as follows:


                                                 Minimum
Year                                           Commitments
-------------------------------------------------------------
2002                                           $    31.5
2003                                                18.4
2004                                                15.1
2005                                                10.6
2006                                                 7.0
Thereafter                                          36.1
                                               -------------
                                               $   118.7
-------------------------------------------------------------

In fiscal year 2001, the Company recorded after-tax charges of $17.9 million ($29.2 million pre-tax) representing its share of the losses of its affiliated operations in Chile.

In the third quarter 2001, the Company completed the cash funding of its $32 million of bank letters of credit issued to secure a portion of its Chilean affiliate's debt. With the payment of the bank standby letters of credit, the Company's Chilean affiliate has substituted short-term debt obligations with local Chilean lenders with a one-year term maturity funding directly with the Company.

The Company's Chilean affiliate defaulted on certain of its bank loan obligations earlier in the year because it had been unable to generate sufficient cash, either from ongoing operations or the sale of assets, to repay its obligations. In conjunction with the Company's payment of the $32 million of letters of credit, the affiliate obtained a 180-day term bank creditor standstill agreement on October 18, 2001. During this standstill period, the affiliate is restructuring its operations and attempting to sell non-core security businesses to repay or reduce the local Chilean debt, as well


                                      F25
as debt due the Company, and to provide sufficient working capital for the core security business. The Chilean affiliate also has engaged a local investment bank to assist in the sale of the non-core businesses. This restructuring will likely include the Company attaining majority ownership of the Chilean affiliate.

At present there can be no assurance that the Chilean affiliate will be able to sell assets to enable it to repay its outstanding debt. Inability to sell non-core assets during this standstill period could have a material adverse impact on the Chilean affiliate's financial position, results of operations and/or cash flows. The timing of such activities cannot be certain as the completion of any such transaction depends upon the needs of potential acquirers, buyers or investors, as well as financing, regulatory/legal requirements and other factors.

The Chilean affiliate's total outstanding debt is approximately $52.9 million as of December 30, 2001, including the $37.9 million owed to the Company, and there can be no assurance that the Chilean affiliate will be able to generate enough cash from operations or the sale of non-strategic businesses to satisfy these debts. The Company has also provided comfort letters for approximately $1.0 million. At this time management is unable to estimate the amount of loss, if any, that would be recorded should the sale of assets, or ongoing operating results, be unable to generate sufficient cash to repay the Chilean affiliate's obligations including amounts owed to the Company, and there can be no assurance that the ultimate outcome of this uncertainty would not have a material adverse impact on the Company's financial position, results of operations or cash flows. At December 30, 2001 the Company's net investment balance related to its Chilean affiliate approximates $10.2 million, including amounts owed to the Company.

The Company continues to review its international security operations in order to enhance the quality of revenue and earnings growth. Management determined that it needed to focus the Company's resources in international markets where it could best achieve a proper critical mass. In aligning its international resources with this strategy, management believes that there may be conditions where the Company may consider exiting a country, or refocusing an operation. As a result, there could be an impairment of assets, or a need to provide for losses, particularly in certain subsidiaries and affiliates that are experiencing liquidity issues or are thinly capitalized.

During fiscal year 2001, the Company focused on realigning its international security management and consolidating its global security operations. As it focused on this repositioning and change in its management structure, the Company's management provided for asset impairments and provisions for losses after tax of approximately $8.7 million ($14.3 million pre-tax) associated with various international operations, principally in Latin America excluding Chile. The Company has operations in most Latin American countries, and therefore, has exposure to the ongoing economic difficulties in the region.

Although significant progress has been made in achieving management's restructuring objectives, these efforts will continue in 2002. During this review process, conditions may arise that will cause the Company to record additional impairments to investments in particular locations. Also, in some locations, local economic conditions may result in reporting losses. At this time, management is unable to estimate the amount of these write-downs or losses, if any, that would be reported, and there can be no assurance that the ultimate outcome of this process would not have a material adverse impact on the Company's financial position, results of operations and cash flows.

In December 2001, WHC was issued a notice of contract non-renewal by the Administration of Corrections from the Commonwealth of Puerto Rico for the management of the Bayamon Correctional Facility. The current contract is set to expire March 23, 2002. WHC has met with various government officials in an effort to reverse the initial decision. There can be no assurances that these efforts will be successful. WHC does not expect the discontinuation of the management contract to have a significant impact on WHC's future results of operations and cash flows. The Bayamon Correctional Facility is owned by the government and there is no lease commitment on the part of WHC.

On June 30, 2002, WHC's contract with the California Department of Corrections (the "Department") for the management of the McFarland Community Corrections Center is set to expire. WHC believes that the Department may not renew this contract due to budgetary constraints. Although WHC is continuing its efforts to extend the current contract through discussions with the legislature and department officials, as well as offering the facility to other interested government agencies, there can be no assurances that these efforts will be successful. The facility is currently in the fourth year of a ten-year noncancelable operating lease with CPV. In the event WHC is unable to extend the contract or find an alternative use for the facility, WHC will be required to record an operating charge in 2002 related to future minimum lease commitments with CPV. The remaining lease obligation is approximately $6.0 million through April 28, 2008.

WHC's casualty insurance premiums related to workers' compensation, comprehensive general liability and automobile insurance coverage are provided by an independent insurer. A portion of this insurance is reinsured by the Company's wholly owned captive reinsurance subsidiary. WHC pays the Company a fee for the transfer of the deductible exposure. WHC continues to incur higher insurance costs due to a hardened seller's insurance market, which was exacerbated by the events of September 11, 2001 and historical adverse claims experience, and although WHC has implemented a strategy to improve the management of future claims, WHC can not provide assurances that this strategy will result in a lower insurance rate. WHC's


                                      F26
insurance costs increased significantly during the third and fourth quarter of 2001. WHC's management believes these costs have stabilized; however, the increases may continue through 2002.

In December 1997, WHC entered into a $220 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, WHC unconditionally agreed to guarantee certain debt obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of December 30, 2001, approximately $154.3 million of this operating lease facility was utilized for four properties in operation.

The term of the operating lease facility expires December 18, 2002. WHC is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that WHC will be able to complete the refinancing prior to December 18, 2002. Upon expiration of the operating lease facility, WHC may purchase the properties in the facility for their original acquisition cost. If WHC were to purchase the properties, WHC may use a number of forms of debt financing which would require the properties and any related debt incurred to purchase the properties, to be reported on WHC's and the Company's balance sheet. Alternatively, WHC may cause the properties to be sold to third parties. If the sales proceeds yield less than the original acquisition cost, WHC will make up the difference up to a maximum of 88% of the original acquisition costs.

In connection with the financing and management of one Australian facility, WHC's wholly owned Australian subsidiary was required to make an investment of approximately $5 million. The balance of the facility was financed with long-term debt obligations that are nonrecourse to WHC. WHC's Australian subsidiary has a leasehold interest in the facility and does not have the ultimate rights of ownership. In the event the management contract is terminated for default, WHC's investment of approximately $5 million is at risk. WHC believes that the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. WHC's management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), WHC's subsidiary's investment must be repaid by the state government.

The Company has employment agreements with its Chairman of the Board of Directors and its Vice-Chairman of the Board of Directors and Chief Executive Officer. These agreements are for terms of three and ten years, respectively. The agreements also contain termination provisions. During fiscal 2001 and 2000 aggregate base salary and bonus under these two agreements were approximately $4.5 million and $3.7 million, respectively. Also, the Company has severance agreements with certain executives that provide for specified benefits in the event of termination of employment due to a change of control.

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

(19)     Business Segments

The Company's principal segments are grouped based on similarity of business services provided and the type of customer for which these services are offered. These services consist of Global Security Services, Correctional Services and Staffing Services.

The Company is a major provider of global business services including providing security-related and other support services to business and government, developing and managing privatized correctional, detention and public sector mental health services facilities through WHC and providing employee leasing and temporary staffing. For segment reporting, the accounts of the Company's captive insurance company have been included in unallocated corporate expenses. Intersegment transactions are accounted for on an arms-length basis and are eliminated in consolidation. Direct general and administrative expenses are allocated based on usage.

                                               2001         2000         1999
-------------------------------------------------------------------------------
REVENUES:
 Global security services
    North America                            $1,070.1     $1,001.3     $  892.3
    International                               172.4        166.9        148.7
                                             ----------------------------------
                                              1,242.5      1,168.2      1,041.0
  Correctional services                         562.1        535.6        438.5
  Staffing services                           1,004.4        801.3        672.8
                                             ----------------------------------
Total revenues                               $2,809.0     $2,505.1     $2,152.3
-------------------------------------------------------------------------------
OPERATING INCOME:
  Global security services
    North America                            $   42.0     $   30.1     $   24.7
    International                                (5.4)         3.3          3.0
                                             ----------------------------------
                                                 36.6         33.4         27.7
  Correctional services                          24.2         18.9         26.0
  Staffing services                               3.9          3.7          3.5
  Unallocated corporate
      expenses                                  (20.4)       (21.1)       (19.3)
                                             ----------------------------------
Total operating income                       $   44.3     $   34.9     $   37.9
-------------------------------------------------------------------------------
EQUITY IN INCOME OF
 AFFILIATES, NET OF TAXES:
  Global security services
    North America                            $    1.5     $    1.4     $    1.4
    International                               (19.9)        (0.1)         1.8
                                             ----------------------------------
                                                (18.4)         1.3          3.2
  Correctional services                           4.2          4.5          3.3
                                             ----------------------------------
Total equity income (loss)                   $  (14.2)    $    5.8     $    6.5
-------------------------------------------------------------------------------


                                      F27

CAPITAL EXPENDITURES:
  Global security services
    North America                  $  1.6        $  2.0        $  2.8
    International                     3.5           2.7           1.3
                                   ----------------------------------
                                      5.1           4.7           4.1
  Correctional services               7.0          18.1          37.9
  Staffing services                   1.7           0.8           0.8
  Unallocated corporate
      expenses                        0.7           0.7           1.2
                                   ----------------------------------
Total capital expenditures         $ 14.5        $ 24.3        $ 44.0
---------------------------------------------------------------------
DEPRECIATION AND
AMORTIZATION EXPENSE:
  Global security services
    North America                  $  8.8        $  9.2        $  9.2
    International                     5.2           3.5           3.5
                                   ----------------------------------
                                   $ 14.0        $ 12.7        $ 12.7
  Correctional services               9.9           8.6           5.4
  Staffing services                   2.7           2.5           2.0
  Unallocated corporate
      expenses                        2.1           2.1           2.8
                                   ----------------------------------
Total expenses                     $ 28.7        $ 25.9        $ 22.9
---------------------------------------------------------------------



IDENTIFIABLE ASSETS at
 fiscal year end:
  Global security services
    North America                  $122.1        $107.5        $ 93.2
    International                    64.7          74.0          70.1
                                   ----------------------------------
                                   $186.8        $181.5        $163.3
  Correctional services             221.1         223.6         208.2
  Staffing services                  88.3          85.0          76.1
  Unallocated corporate
      assets                        123.7          80.2          73.4
                                   ----------------------------------
Total identifiable assets          $619.9        $570.3        $521.0
---------------------------------------------------------------------


Domestic and International Operations

Non-U.S. operations of the Company and its subsidiaries are conducted primarily in South America, the United Kingdom and Australia. No individual foreign subsidiary of the Company represented over 10% of combined revenues in 2001, 2000 or 1999. Minority interest in consolidated foreign subsidiaries has been reflected, net of applicable income taxes, in the accompanying consolidated financial statements. The Company carries its investment in affiliates under the equity method. U.S. income taxes which would be payable upon remittance of affiliates' earnings to the Company are provided currently. Long-lived assets consist of property and equipment. A summary of domestic and international operations is shown below:

                                                2001               2000               1999
--------------------------------------------------------------------------------------------
REVENUES:
   Domestic operations                       $  2,506.3         $  2,206.9        $  1,914.4
   International operations                       302.7              298.2             237.9
                                             -----------------------------------------------
Total revenues                               $  2,809.0         $  2,505.1        $  2,152.3
--------------------------------------------------------------------------------------------
OPERATING INCOME:
   Domestic operations                       $     45.1         $     22.0        $     27.5
   International operations                        (0.8)              12.9              10.4
                                             -----------------------------------------------
Total operating income                       $     44.3         $     34.9        $     37.9
--------------------------------------------------------------------------------------------
EQUITY IN INCOME (LOSS) OF
   AFFILIATES, NET OF TAXES:
   Domestic operations                       $      1.5         $      1.3        $      1.4
   International operations                       (15.7)               4.5               5.1
                                             -----------------------------------------------
Total equity income                          $    (14.2)        $      5.8        $      6.5
--------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
   Domestic operations                       $      9.1         $     16.8        $     40.0
   International operations                         5.4                7.5               4.0
                                             -----------------------------------------------
Total capital expenditures                   $     14.5         $     24.3        $     44.0
--------------------------------------------------------------------------------------------
DEPRECIATION AND
AMORTIZATION EXPENSE:
   Domestic operations                       $     20.8         $     20.6        $     18.1
   International operations                         7.9                5.3               4.8
                                             -----------------------------------------------
Total expenses                               $     28.7         $     25.9        $     22.9
--------------------------------------------------------------------------------------------
LONG-LIVED ASSETS at fiscal
year end:
   Domestic operations                       $     59.3         $     61.1        $     52.7
   International operations                        16.8               18.3              15.5
                                             -----------------------------------------------
Total long-lived assets                      $     76.1         $     79.4        $     68.2
--------------------------------------------------------------------------------------------


                                      F28

(20) Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the Company and its subsidiaries for the fiscal years ended December 30, 2001 and December 31, 2000, is as follows:

                                                                   First           Second            Third              Fourth
--------------------------------------------------------------------------------------------------------------------------------
2001                                                              Quarter          Quarter           Quarter            Quarter
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                         $   663.5         $   686.0         $   706.2         $   753.3
Operating income                                                       7.9               7.9              14.6              13.9
Net income                                                            (1.5)              1.0               0.9               3.3
Earnings (loss) per share - basic                                    (0.10)             0.07              0.06              0.22
Earnings (loss) per share - diluted                              $   (0.10)        $    0.06         $    0.06         $    0.21

--------------------------------------------------------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                         $   594.0         $   617.6         $   639.9         $   654.6
Operating income                                                       8.7               8.9               6.6              11.7
Net income                                                             4.3               5.1               4.1               4.7
Impact of adopting SAB No. 101:
Revenues                                                              (0.6)             (0.3)             (1.1)              1.0
Operating income                                                      (0.6)             (0.3)             (1.1)              1.0
Cumulative effect of change in accounting principle (1)               (0.8)               --                --                --
Net income                                                            (1.4)              0.1              (1.0)              0.9
Restated for SAB No. 101:
Revenues                                                             593.4             617.3             638.8             655.6
Operating income                                                       8.1               8.6               5.5              12.7
Cumulative effect of change in accounting principle (1)               (0.8)               --                --                --
Net income                                                             2.9               5.2               3.1               5.6
Earnings per share - basic
  Income before cumulative change in accounting principle             0.25              0.34              0.21              0.37
  Cumulative effect of change in accounting principle                (0.05)               --                --                --
  Net income                                                          0.20              0.34              0.21              0.37
Earnings per share - diluted
  Income before cumulative change in accounting principle             0.24              0.34              0.21              0.37
  Cumulative effect of change in accounting principle                (0.05)               --                --                --
  Net income                                                     $    0.19         $    0.34         $    0.21         $    0.37
--------------------------------------------------------------------------------------------------------------------------------

  Note: Each quarter has 13 weeks. The sum of quarterly earnings per share amounts can differ from those reflected in the Company's Consolidated Statements of Income due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

  (1) In the fourth quarter of 2000 the Company adopted SAB No. 101 resulting in a charge of $0.8 million after-tax (described in Note 2, hereto) and has been recognized retroactively to the first quarter of 2000.


                                      F29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE WACKENHUT CORPORATION:

We have audited the accompanying consolidated balance sheets of The Wackenhut Corporation (a Florida corporation) and subsidiaries as of December 30, 2001 and December 31, 2000 and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income (loss) for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wackenhut Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 3, 2000, the Company changed its method of accounting for certain revenue transactions and effective January 1, 2001, the Company changed its method of accounting for derivative instruments.


ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
February 7, 2002.


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



George R. Wackenhut              Philip L. Maslowe
Chairman of the Board            Executive Vice President,

                                 Chief Financial Officer

Palm Beach Gardens, Florida,
February 7, 2002.


                                      F30