Form 10-K/A
period 2001-12-30
WACKENHUT CORP
filed 2002-04-30
CIK 104030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                       WHICH REGISTERED
       -------------------                       --------------------------
Common Stock, Series A, $.10 par value           New York Stock Exchange
Common Stock, Series B, $.10 par value           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At April 24, 2002, the aggregate value of 1,922,111 shares of Series A Common Stock and 9,215,149 shares of Series B Common Stock held by non-affiliates of the Registrant was $363,486,227.

================================================================================

                                EXPLANATORY NOTE

This amendment on Form 10-K/A to The Wackenhut Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 is being filed solely for the purpose of disclosing that information required by Part III, Items 10 - 13.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

The Board of Directors of The Wackenhut Corporation ("Wackenhut" or the "Corporation") is comprised of twelve (12) members who were elected by the shareholders at their last annual meeting. A brief biographical statement for each director follows:

NAME, AGE AND YEAR FIRST BECAME           PRESENT AND PAST POSITIONS
DIRECTOR                                  AND OTHER INFORMATION
----------------------------------------- ---------------------------------------------------------------------------
JULIUS W. BECTON, JR.                     General Becton's most recent position was Chief Executive
AGE 75                                    Officer/Superintendent of the Washington, D.C. Public School System. He is
1994                                      also a former President of Prairie View A&M University. He entered the Army as a Private in 1944 and rose to the rank of Lieutenant General. While in the Army, he commanded the lst Cavalry Division and the VII Corps, and was
                                          the Deputy Commanding General of the U.S. Army Training and Doctrine
                                          Command. He is a veteran of three wars, World War II, the Korean War and
                                          Vietnam. After departing the service in 1983, he served as Director of the
                                          Office of U.S. Foreign Disaster Assistance, and from 1985 to 1989 was the
                                          Director, Federal Emergency Management Agency. He was later Chief Operating
                                          Officer for American Coastal Industries, Inc. He is on the Board of
                                          Directors of General Dynamics Corporation. He is a Member of the American
                                          Battle Monuments Commission. He is trustee of the George C. Marshall
                                          Foundation and the Florida A&M University Board as well as several civic public service organizations. He received numerous U.S. Army service and valor awards, including the Distinguished Service Medal; and the
                                          Distinguished Service Award for his service as Director, Federal Emergency
                                          Management Agency. He has a BS from Prairie View A&M University, an MA in
                                          Economics from the University of Maryland, and has been awarded honorary
                                          Doctor of Law degrees by four universities.(d)(e)(f)

ALAN B. BERNSTEIN                         Mr. Bernstein has been Chief Operating Officer since March, 2000 and has
AGE 54                                    been Executive Vice President of the Corporation since 1991, and is also
1998                                      President of the Corporation's Global Security Group. Mr. Bernstein has been with the Corporation since 1976, except for a period in 1982 when he was a partner in a family-owned security alarm business in New York State. He was appointed President, Wackenhut Systems Corporation in 1983, and subsequently was named Vice President, Corporate Business Development in 1984; Vice
                                          President, Domestic Operations in 1985; and was Senior Vice President,
                                          Domestic Operations from 1986-91. He also serves on the Boards of several subsidiaries of the Corporation. He is a member of the American Society for
                                          Industrial Security. He has a B.S.E.E. degree from the University of
                                          Rochester, and an M.B.A. degree from Cornell University. (d)(f)

CARROLL A. CAMPBELL, JR.                  Governor Campbell served two terms as the Governor of South Carolina (1987 -
AGE 61                                    95), and four terms representing South Carolina's fourth district in the
1997                                      U.S. House of Representatives (1979-86). He also served in the South
                                          Carolina House of Representatives (1970-74) and was elected to the South
                                          Carolina Senate in 1976. While serving as Governor, he was also Chairman of the National Governors Association (1993-94) and co-chair of the National
                                          Governors Association Task Force on Education. He is recognized as a leader in promoting initiatives for excellence in education at the state and national levels, and has served as chairman of the National Education Goals
                                          Panel and co-chair of the National Council on Education Standards and

NAME, AGE AND YEAR FIRST BECAME           PRESENT AND PAST POSITIONS
DIRECTOR                                  AND OTHER INFORMATION
----------------------------------------- ---------------------------------------------------------------------------
                                          Testing. Governor Campbell is currently the President and Chief Executive
                                          Officer of the American Council of Life Insurance. His business career began at age 19, when he co-founded a business which eventually developed a chain of 13 restaurants. He remains active today in several small business enterprises and serves on the Board of Directors for the Fluor Corporation,
                                          AVX Corporation, Norfolk Southern Corporation, and the Boy Scouts of
                                          America. He is EX OFFICIO board chairman for the Huntington Society, an arts foundation. He has an M.A. degree from American University, is a member of three national honor societies, and holds nine honorary doctorate degrees.
                                          (b)(e)

BENJAMIN R. CIVILETTI                     Mr. Civiletti has been Chairman of the law firm Venable, Baetjer and Howard
AGE 66                                    since 1993 and was Managing Partner of the firm from 1987 to 1993. From 1979
1998                                      to 1980, Mr. Civiletti served as the Attorney General of the United States.
                                          Mr. Civiletti is former Chairman of the Board of Greater Baltimore Medical
                                          Center and the Founding Chairman of the Maryland Legal Services Corporation;
                                          a Director of Bethlehem Steel Corporation, and a Director of MBNA
                                          Corporation and MBNA International. Mr. Civiletti has served as a Director of Wackenhut Corrections Corporation since April 1994. Mr. Civiletti is a
                                          Fellow of the American Bar Foundation, the American Law Institute, and the
                                          American College of Trial Lawyers. Mr. Civiletti was Chairman of the
                                          Maryland Governor's Commission on Welfare Policy in 1993, and a member of the Maryland Governor's Task Force on Alternatives to Incarceration in 1991.
                                          (b)(c)

ANNE NEWMAN FOREMAN                       Mrs. Foreman served as Under Secretary of the United States Air Force from
AGE 54                                    September 1989 until January 1993. Prior to her tenure as Under Secretary,
1993                                      she was General Counsel of the Department of the Air Force and a member of the Department's Intelligence Oversight Board. Mrs. Foreman served in the
                                          White House as Associate Director of Presidential Personnel for National
                                          Security (1985-1987) and practiced law with the Washington office of the
                                          Houston-based law firm of Bracewell and Patterson, and with the British solicitors Boodle Hatfield, Co., in London, England (1979-1985). Mrs.
                                          Foreman is a former member of the career Foreign Service, having served in
                                          Beirut, Lebanon; Tunis, Tunisia, and the U.S. Mission to the United Nations
                                          in New York. She was a U.S. Delegate to the 3lst Session of the U.N. General
                                          Assembly and to the 62nd Session of the U.N. Economic and Social Council.
                                          Mrs. Foreman received a B.A. degree, Magna Cum Laude, from the University of
                                          Southern California and a M.A. (History) from the same institution. She also holds a J.D. from American University and was awarded an Honorary Doctorate of Laws from Troy State University. Mrs. Foreman is a member of Phi Beta
                                          Kappa, has been a member of numerous Presidential delegations, and was twice awarded the Air Force Medal for Distinguished Civilian Service. Mrs. Foreman
                                          is a member of the Board of Directors of Ultra Electronics Defense, Inc. of
                                          Advanced Programming Concepts, Inc., and of Trust Securities, Inc. She also serves as Chairman of The National Gypsum Company Settlement Trust and as
                                          Director and Treasurer of the Asbestos Claims Management Corporation. (d)(e)

EDWARD L. HENNESSY, JR.                   Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of
AGE 74                                    AlliedSignal Inc. from 1979 to 1991. He was previously Executive Vice
1993                                      President and member of the Board of Directors and Executive Committee of
                                          United Technologies Corporation, Senior Vice President for Administration
                                          and Finance for Heublein, Inc. and Controller with IT&T Corporation. He is a member of the Board of Directors of Avanir Pharmaceuticals Corp. He is a

NAME, AGE AND YEAR FIRST BECAME           PRESENT AND PAST POSITIONS
DIRECTOR                                  AND OTHER INFORMATION
----------------------------------------- ---------------------------------------------------------------------------
                                          Trustee of Stevens Institute of Technology, a Director of The Coast Guard
                                          Academy Foundation, Inc., founding President of the Tri-County Scholarship
                                          Fund and Vice-Chairman of the March of Dimes. He was a member of The
                                          President's Private Sector Survey on Cost Control, The (New Jersey)
                                          Governor's Management Improvement Plan, Inc., and the Tender Offer Advisory
                                          Committee of the Securities & Exchange Commission. He also is a member of
                                          The Conference Board, Inc. and the Economic Club of New York. He has
                                          numerous honorary degrees and is a graduate of Fairleigh Dickinson
                                          University in New Jersey, where he is a former Trustee and Chairman of the
                                          University's Board. (a)(c)

PAUL X. KELLEY                            General Kelley is a Partner with J.F. Lehman, Inc., a New York private
AGE 73                                    investment firm. He served as Vice Chairman, Cassidy & Associates, Inc., a
1988                                      government relations firm from 1989 to 1998. Prior to that, he was
                                          Commandant of the Marine Corps and Member of the Joint Chiefs of Staff from
                                          1983 until his retirement in 1987. He currently serves on the Board of
                                          Directors of London Life Reinsurance Company, a reinsurance company; Park
                                          Place Entertainment Corporation, a gaming company; Saul Centers, Inc., a real estate investment trust; Sturm, Ruger & Company, Inc., a firearms company; and UST, Inc., a smokeless tobacco, cigar and wine company. He is the recipient of numerous awards for valor and distinguished service during thirty-seven years of active military service. General Kelley has a B.S. in
                                          Economics from Villanova University and is a Distinguished Graduate of the
                                          Air War College. He is the recipient of five honorary doctorate degrees from major universities.(b)(c)(e)

NANCY CLARK REYNOLDS                      Ms. Reynolds is Senior Consultant of The Wexler Group, a governmental
AGE 74                                    relations and public affairs consulting firm in Washington, D.C. She is a
1986                                      member of the Board of the National Park Foundation and a past President of the Business and Government Relations Council. Ms. Reynolds is also currently Chairman of Crow Canyon Archaeological Center in Cortez, Colorado.
                                          She was formerly a Director of the Chicago Mercantile Exchange, G.D. Searle
                                          & Co., Sears, Roebuck & Co., Allstate Insurance Company and Viacom
                                          International. From 1977-82, she was a Vice President of the Bendix
                                          Corporation. She received her B.A. degree in English from Goucher College and an Honorary Degree of Law from Gonzaga University. (b)(f)

JOHN F. RUFFLE                            Mr. Ruffle is a retired Vice Chairman and Director of J.P. Morgan & Co.,
AGE 64                                    Inc. and Morgan Guaranty Trust Company of New York. He joined J.P. Morgan
1998                                      in 1970 as Controller and was named CFO in 1980, and elected Vice Chairman in 1985. Earlier, he was Assistant Treasurer and Director of Accounting for
                                          International Paper Company. Mr. Ruffle also serves as a Director of
                                          Bethlehem Steel Corporation, American Shared Hospital Services and Trident


NAME, AGE AND YEAR FIRST BECAME           PRESENT AND PAST POSITIONS
DIRECTOR                                  AND OTHER INFORMATION
----------------------------------------- ---------------------------------------------------------------------------
                                          Corporation, and Wackenhut Corrections Corporation. He is a Trustee of the
                                          Johns Hopkins University and of JPM Series Trust II (mutual funds). He is a past President of the Board of Trustees of the Financial Accounting
                                          Foundation and a past Chairman of the Financial Executives Institute, and in
                                          1991 received the Financial Executive Institute's National Award for
                                          Distinguished Service. Mr. Ruffle is a graduate of the Johns Hopkins
                                          University and earned an M.B.A. in Finance from Rutgers University. He is also a CPA. (c)(d)

THOMAS P. STAFFORD                        General Stafford is a Consultant for the firm of General Technical Services,
AGE 71                                    Inc., which he joined in 1984. He is also Vice Chairman and co-founder of
1991                                      Stafford, Burke and Hecker, Inc., a Washington-based consulting firm. After serving as an astronaut for a number of years, he retired in 1979 from the
                                          Air Force as Deputy Chief of Staff for Research, Development and Acquisition
                                          and served as Vice Chairman of Gibraltar Exploration Limited until 1984.
                                          Gen. Stafford is also Chairman of the Board of Omega Watch Corporation of
                                          America and is a Director of N.L. Industries, Inc.; Cycomm International,
                                          Inc.; Timet, Inc.; and Tremont Corporation. General Stafford served as a
                                          Director of the Corporation from 1991 to 1996. (b)(c)(e)

GEORGE R. WACKENHUT                       Mr. Wackenhut is Chairman of the Board and was Chief Executive Officer of
AGE 82                                    the Corporation until February 17, 2000. He was President of the Corporation
1958                                      from the time it was founded until April 26, 1986. He formerly was a Special
                                          Agent of the Federal Bureau of Investigation. Mr. Wackenhut is Chairman of
                                          the Board of Directors of Wackenhut Corrections Corporation, a member of the
                                          Board of Trustees of Correctional Properties Trust, a former member of the
                                          Board of Directors of SSJ Medical Development, Inc., Miami, Florida, and is
                                          on the Dean's Advisory Board of the University of Miami School of Business.
                                          He is on the National Council of Trustees, Freedoms Foundation at Valley
                                          Forge, the President's Advisory Council for the Small Business
                                          Administration, Region IV, and a member of the National Board of the
                                          National Soccer Hall of Fame. He is a past participant in the Florida
                                          Governor's War on Crime and a past member of the Law Enforcement Council,
                                          National Council on Crime and Delinquency, and the Board of Visitors of the
                                          U.S. Army Military Police School. He is also a member of the American
                                          Society for Industrial Security. Mr. Wackenhut was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela;
                                          and, in 1999 was awarded the distinguished Ellis Island Medal of Honor by the National Ethnic Coalition of Organizations. He has been designated a
                                          "distinguished alumnus" by West Chester University, the University of
                                          Hawaii, and Johns Hopkins University. He was inducted into the West Chester
                                          University Hall of Fame; the Athlete's Hall of Fame in his home county,
                                          Delaware County, PA; and the "Wall of Fame", consisting of prominent graduates of Upper Darby (PA) High School. He received his B.S. degree from the University of Hawaii and his M.Ed. degree from Johns Hopkins University.
                                          Mr. Wackenhut is married to Ruth J. Wackenhut, the Secretary of the
                                          Corporation. His son, Richard R. Wackenhut, is Vice Chairman of the Board,
                                          President and Chief Executive Officer of the Corporation. (a)(f)

RICHARD R. WACKENHUT                      Mr. Wackenhut has been Vice Chairman of the Board since August 1999, and
AGE 54                                    President and Chief Executive Officer since February 17, 2000. He was
1986                                      President and Chief Operating Officer of the Corporation from April, 1986 to
                                          February 2000. He was formerly Senior Vice President, Operations from
                                          1983-1986. He was Manager of Physical Security from 1973-74. He also served as Manager, Development at the Corporation's Headquarters from 1974-76; Area
                                          Manager, Columbia, SC from 1976-77; District Manager, Columbia, SC from



NAME, AGE AND YEAR FIRST BECAME           PRESENT AND PAST POSITIONS
DIRECTOR                                  AND OTHER INFORMATION
----------------------------------------- ---------------------------------------------------------------------------
                                          1977-79; Director, Physical Security Division at Corporate Headquarters
                                          1979-80; Vice President, Operations from 1981-82; and Senior Vice President,
                                          Domestic Operations from 1982-83. Mr. Wackenhut is a member of the Board of
                                          Directors of Wackenhut Corrections Corporation, a Director of Wackenhut UK,
                                          Limited; Wackenhut Dominicana, S.A.; Wackenhut Resources, Inc.; the Board of
                                          Trustees of Correctional Properties Trust; and a Director of several domestic subsidiaries of the Corporation. He is former Vice Chairman of
                                          Associated Industries of Florida. He is also a member of the American
                                          Society for Industrial Security, a former member of The Citadel Advisory
                                          Council, a member of the International Security Management Association, and
                                          the International Association of Chiefs of Police. He received his B.A.
                                          degree from The Citadel in 1969, and completed the Advanced Management
                                          Program of the Harvard University School of Business Administration in 1987.
                                          Mr. Wackenhut is the son of George R. Wackenhut, a Director, and Ruth J.
                                          Wackenhut, Secretary of the Corporation.(a)(d)


-----------------------------------

      (a)  Member of Executive Committee
      (b)  Member of Nominating and Compensation Committee
      (c)  Member of Audit and Finance Committee
      (d)  Member of Corporate Planning Committee
      (e)  Member of Operations and Oversight Committee
      (f)  Member of Fair Employment Practices Committee

EXECUTIVE OFFICERS

Information regarding Executive Officers of Wackenhut is incorporated by reference to Wackenhut's 10-K for the year ended December 30, 2001 included in
Part I under the separate caption "Executive Officers of the Registrant."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All SEC Forms 3, 4 and 5 filings appear to have been made when due. Those Directors and Officers not required to file a Form 5 for fiscal 2001 have furnished the Corporation with a statement that no filing is due.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows remuneration paid or accrued by the Corporation during the fiscal year ended December 30, 2001, and each of the two preceding fiscal years, to the Chief Executive Officer and to each of the four most highly compensated executive officers of the Corporation other than the Chief Executive Officer for services in all capacities while they were employees of the Company, and the capacities in which the services were rendered.

                           SUMMARY COMPENSATION TABLE



                                       ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                 ------------------------------    ------------------------------------
                                                                            AWARDS            PAYOUTS
                                                                   ----------------------   ----------
                                                                   RESTRICTED   SECURITIES               ALL OTHER
                                                                     STOCK      UNDERLYING      LTIP      COMPEN-
                                                                     AWARDS       OPTIONS/     PAYOUTS    SATION
NAME AND PRINCIPAL POSITION      YEAR   SALARY($)(1)  BONUS ($)      ($)(2)       SARS(#)      ($)(3)     ($)(4)(5)
---------------------------      ----   ------------  ---------      ------       -------    ----------   ---------
George R. Wackenhut,             2001    1,584,000    1,090,500      269,500       75,000           --       16,543
Chairman of the Board            2000    1,584,000      620,000      269,500      100,000       83,565       16,543
                                 1999    1,316,000      620,000      231,000       30,000      152,830       16,543

Richard R. Wackenhut,            2001    1,050,000      743,500       69,993       75,000           --      121,174
Vice Chairman of the Board       2000    1,050,000      411,000       69,993      100,000       32,222       87,706
and Chief Executive Officer      1999      872,000      411,000       58,328       25,000       58,820       95,000

Alan B. Bernstein,               2001      658,800      479,100       39,596      100,000           --      250,757
Executive Vice President         2000      600,000      258,500       35,996       75,000       17,611      202,945
and President, Global            1999      500,000      235,000       29,997       20,000       31,260       82,000
Security

Philip L. Maslowe                2001      417,000      310,800       22,291      100,000           --      266,002
Executive Vice President -       2000      380,000      147,700       20,265       50,000       11,054      229,706
Finance and Chief                1999      325,000      145,000       17,598       15,000        6,330       48,000
Financial Officer

Robert C. Kneip                  2001      376,500      230,900       20,265       50,000           --      189,803
Senior Vice President and        2000      342,300      153,700       18,665       50,000        9,202      155,712
President and Chief              1999      299,000      137,100       15,998       15,000       15,560       53,000
Executive Officer Wackenhut
Resources, Inc.

--------------------------------------------------------------------------------
(1) George R. Wackenhut also received salary and bonus from Wackenhut Corrections Corporation in the amounts of $618,000 for 2001, $473,500 for 2000 and $502,000 for 1999 that are not included in the above table.

(2) The aggregate number and value of restricted stock holdings (including restricted stock units and performance shares) based upon the Series B Common Stock fair market value at December 28, 2001 is as follows:

                            RESTRICTED
                               STOCK        PERFORMANCE       TOTAL           FAIR
                               UNITS           SHARES     UNITS/SHARES     MARKET VALUE
                            -----------        ------     ------------     ------------
      G. R. Wackenhut          69,231          69,231         138,462      $2,582,316

      R. R. Wackenhut          28,938          35,774          64,712       1,206,879

      A. B. Bernstein          15,327          19,149          34,476         642,977

      P. L. Maslowe             6,528          10,862          17,390         324,324

      R. C. Kneip               8,061           9,925          17,986         155,129

     Restricted stock units do not vest until seven years of continuous employment from the date of grant. No dividends will be paid on the restricted stock awards listed above.

(3) The issuance of Performance Shares was delayed pending additional action by the Nominating and Compensation Committee.

(4) This column represents (for the Chairman of the Board) the cost of a split-dollar life insurance policy covering G.R. Wackenhut and R.J. Wackenhut.

(5) This column represents the cost of providing for future liabilities under the Senior Officer Retirement Plan except for the Chairman of the Board who is not covered by the Plan.

                   OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR



                                              INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------
                                                                                      POTENTIAL REALIZABLE VALUE
                            NUMBER OF   % OF TOTAL                                      AT ASSUMED ANNUAL RATES
                           SECURITIES   OPTIONS/SARS                                  OF STOCK PRICE APPRECIATION
                           UNDERLYING    GRANTED TO    EXERCISE OR                         FOR OPTION TERM (2)
                          OPTIONS/SARS  EMPLOYEES IN    BASE PRICE      EXPIRATION    ----------------------------
        NAME                 GRANTED     FISCAL YEAR    ($/SHARE)          DATE         5% ($)         10% ($)
------------------------  ------------  -------------  -----------      -----------   ---------        ----------

George R. Wackenhut  (1)     50,000          8.3%          9.800       Feb. 9, 2011      308,265       781,265
                             25,000          4.2%         13.850       July 9, 2011      217,755       551,833

Richard R. Wackenhut (1)     50,000          8.3%          9.800       Feb. 9, 2011      308,265       781,265
                             25,000          4.2%         13.850       July 9, 2011      217,755       551,833

Alan B. Bernstein    (1)     50,000          8.3%          9.800       Feb. 9, 2011      308,265       781,265
                             50,000          8.3%         13.850       July 9, 2011      435,510     1,103,667

Philip L. Maslowe    (1)     50,000          8.3%          9.800       Feb. 9, 2011      308,265       781,265
                             50,000          8.3%         13.850       July 9, 2011      435,510     1,103,667

Robert C. Kneip      (1)     30,000          5.0%          9.800       Feb. 9, 2011      184,959       468,759
                             20,000          3.3%         13.850       July 9, 2011      174,204       441,467


(1) Options granted under the Key Employee Long-Term Incentive Stock Plan of the Corporation.

(2) The full option term was used in the 5% and 10% annual growth projections for the price of the underlying stock.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                         NUMBER OF
                                                                         SECURITIES               VALUE OF
                                                                         UNDERLYING              UNEXERCISED
                                                                        UNEXERCISED             IN-THE MONEY
                                                                        OPTIONS/SARS            OPTIONS/SARS
                                                                         AT FISCAL                AT FISCAL
                                                                        YEAR-END (#)            YEAR-END ($)
                                         SHARES                    ----------------------------------------------
                                        ACQUIRED         VALUE
                                       ON EXERCISE     REALIZED       EXERCISABLE (E)/        EXERCISABLE (E)/
                                           (#)            ($)        UNEXERCISABLE (U)        UNEXERCISABLE (U)
                                     ----------------------------------------------------------------------------
George R. Wackenhut            (A)        NONE            NA               334,375        E        2,299,219     E
                               (B)        NONE            NA                32,864        E          416,058     E
                               (C)        NONE            NA                74,666        E          754,873     E

Richard R. Wackenhut           (A)        NONE            NA               289,500        E        1,899,278     E
                               (C)        NONE            NA                74,666        E          754,873     E

Alan B. Bernstein              (A)        NONE            NA               267,788        E        1,866,225     E
                               (C)        NONE            NA                30,000        E          303,300     E

Philip L. Maslowe              (A)        NONE            NA               205,000        E        1,158,813     E

Robert C. Kneip                (A)        NONE            NA               178,250        E        1,211,775     E
                               (C)        NONE            NA                23,666        E          239,263     E


(A)  The Key Employee Long-Term Incentive Stock Plan of the Corporation

(B)  Wackenhut Corrections Corporation 1994 Stock Option Plan

(C)  Wackenhut Corrections Corporation Stock Option Plan

            LONG-TERM INCENTIVE PLAN - AWARDS IN THE LAST FISCAL YEAR

The following table sets forth certain information concerning awards made under the Company's Key Employee Long-Term Incentive Stock Plan to the named executives during fiscal 2001. The Plan is a series of successive overlapping three-year periods commencing the first day of each fiscal year. Awards are earned only if certain predetermined criteria are met. Adjustments may be made in awards to consider aspects of performance that may not be reflected in the Company's financial reports.


                         NUMBER OF     PERFORMANCE                        ESTIMATED FUTURE PAYOUTS
                          SHARES,       OR OTHER                     UNDER NON-STOCK PRICE-BASED PLAN (1)
                         UNITS, OR    PERIOD UNTIL              ------------------------------------------------
                           OTHER       MATURATION               THRESHOLD              TARGET          MAXIMUM
                          RIGHTS           OR                     PAYOUT               PAYOUT          PAYOUT
NAME                      (#) (1)      PAYOUT (2)                  ($)                   ($)             ($)
----                      -------      ----------               ----------            ----------      ----------
George R. Wackenhut          28,117     2001-2003                134,750               269,500          404,250

Richard R. Wackenhut         14,607     2001-2003                 70,004               140,007          210,011

Alan B. Bernstein             8,263     2001-2003                 36,002                72,004          108,006

Philip L. Maslowe             4,652     2001-2003                 22,295                44,589           66,884

Robert C. Kneip               4,229     2001-2003                 20,268                40,535           60,803

(1) Performance shares and restricted stock units are awarded under the Plan, however, only performance shares are reflected above since restricted stock units are not contingent upon performance and are reported separately in the Summary Compensation Table Long Term Compensation Restricted Stock Awards column.

(2) Earnings per share performance goals are set by the Nominating and Compensation Committee for all of the three-year performance cycles.


DIRECTORS' COMPENSATION

Directors of the Corporation who are not officers were paid during the fiscal year 2001 an annual retainer fee at the rate of $30,000 per year plus $1,500 or 75 shares of Series B Common Stock for each Board meeting attended; $1,000 or 50 shares for each committee meeting attended as committee members; and $1,500 or 75 shares for each committee meeting attended as committee chairperson, except that the fees for attendance at meetings of the Operations and Oversight Committee are $2,000 for attendance as a committee member and $3,000 for attendance as committee chairperson. Each Non-Employee Director also received from the Corporation during the fiscal year 2001 upon each election or re-election to the Board of Directors, an option to purchase 5,000 shares of Series B Common Stock of the Corporation. Each Non-Employee Director is also eligible for stock option grants in subsidiaries when such grants are made to Company management. No Directors were compensated in their capacities as such for services rendered to the Corporation during fiscal 2001 other than compensation described above.

EMPLOYMENT AGREEMENTS

GEORGE R. WACKENHUT. Wackenhut entered into a three-year employment agreement with George R. Wackenhut, effective as of March 17, 2000. The employment agreement provides that George R. Wackenhut will receive an initial annual base salary of $1,584,000, subject to possible increases (but not decreases) from time to time in the sole discretion of Wackenhut's board of directors or the board's compensation committee. In addition, George R. Wackenhut will be eligible for an annual bonus of a minimum of 35% of his base salary, based on the achievement of certain targets and incentives. The employment agreement also provides for certain benefits to George R. Wackenhut, including life and health insurance, an automobile allowance, and other benefits generally available to executive officers.

Either Wackenhut or George R. Wackenhut may terminate the employment agreement for any reason, including a change in control. Upon such termination of employment, George R. Wackenhut will be entitled to receive the following: (1) the unpaid portion of his salary payable through the date of termination of employment; (2) all vested accrued benefits as of the date of termination of employment that he is entitled to under Wackenhut's benefit plans; (3) all of Wackenhut's interest in any automobile used by George R. Wackenhut and the payment of the balance of any outstanding loan or lease on such automobile; and
(4) the retirement benefit described below.

In the event of termination of George R. Wackenhut's employment for any reason, he and his spouse will be entitled to receive the following retirement benefit: on an annual basis, for the remainder of George R. Wackenhut's life, and upon his death, for the remainder of his spouse's life, any benefits or perquisites requested by him (or in the event of his death, his spouse), not to exceed a value of $250,000 per year. The employment agreement provides that if any payment to George R. Wackenhut thereunder would be subject to federal excise taxes imposed on certain severance payments, Wackenhut will make an additional payment to him to cover any such taxes payable by him and the taxes on such gross-up payment. A change in control upon consummation of the proposed merger with Group 4 Falck A/S will not have any effect on George R. Wackenhut's employment agreement or trigger any provisions requiring delivery of any payments or other consideration to Mr. Wackenhut.

RICHARD R. WACKENHUT. Wackenhut entered into a ten-year employment agreement with Richard R. Wackenhut to act as Wackenhut's Chief Executive Officer, effective as of March 17, 2000. The employment agreement was automatically renewed on March 17, 2001 and March 17, 2002, as it provides that the term is automatically extended for an additional one-year period on each anniversary date of the agreement. The employment agreement was amended on February 19, 2002. The employment agreement, as amended, provides that Richard R. Wackenhut will receive an initial annual base salary of $1,050,000, subject to possible increases (but not decreases) from time to time in the sole discretion of Wackenhut's board of directors or the board's compensation committee. His current salary level is $1,150,000. In addition, Richard R. Wackenhut will be eligible for a minimum annual bonus of 35% of his base salary, based on the achievement of certain targets and incentives. His bonus level for the 2001 fiscal year was 50% of his base salary. Wackenhut's board of directors approved the payment of an additional bonus in the amount of $218,552 to Richard R. Wackenhut for the 2001 fiscal year, due to the fact that Wackenhut exceeded its budget for operating results during that period. The employment agreement also provides for certain benefits to Richard R. Wackenhut, including life and health insurance, an automobile allowance and other benefits generally available to executive officers.

If Wackenhut terminates Richard R. Wackenhut's employment for any reason at any time other than death, or if he elects to terminate his employment for "good reason," as defined in his employment agreement, he will be entitled to the following: (1) a special termination lump sum payment equal to the number of years remaining under the employment agreement multiplied by the sum of his annual salary at the time of the termination, or if greater, his annual salary in effect for the calendar year prior to the date of termination and the greater of the annual bonus he received during the preceding calendar year or the largest bonus he would have received if his termination had not occurred (assuming all targets were met, regardless of actual results); (2) the continuation of his employee benefits for the remainder of the term of the employment agreement; (3) immediate vesting of awards granted pursuant to Wackenhut's Key Employee Long-Term Incentive Stock Plan and other stock options or other interests he has in Wackenhut's securities, without regard to restrictions on restricted stock and performance targets with respect to performance units or shares; (4) all of Wackenhut's interest in any automobile used by Richard R. Wackenhut and the payment of the balance of any outstanding loan or lease on such automobile; (5) the present value of all cash payments pursuant to the amended Retirement Agreement (as described under "Senior Officer Retirement Plan" below), as if he had remained employed until the retirement date defined therein, in full satisfaction of Wackenhut's obligations under the Retirement Agreement (the present value referred to above will be calculated using a discount rate equal to the lower of the rate provided for in Section 280G(d)(4) of the Internal Revenue Code of 1986, as amended, referred to herein as the Code, or six and one-half percent (6.5%), and without regard to any mortality factors or related probabilities); (6) the dollar value of the sum of vacation time, had he remained employed, and accrued vacation time; and (7) a payment of $670,000. In addition, Richard Wackenhut will be entitled to a pro rata bonus for the year of termination under Wackenhut's bonus plan. If Richard
R. Wackenhut breaches a covenant not to compete provided for in the amendment to his employment agreement, Wackenhut will be entitled to recover the payment of $670,000 referred to above and other damages incurred.

If Wackenhut were to terminate Richard R. Wackenhut's employment upon consummation of the merger, the amount of the payments to him referred to above, exclusive of the amounts relating to payoff of his deferred compensation, would be $19,529,511, plus an excise tax gross-up payment of $9,079,791. For the purposes of these calculations, we have assumed that the merger will be consummated on June 1, 2002. The amounts payable to Richard R. Wackenhut attributable to the payoff of his deferred compensation are set forth under the description of the Senior Officer Retirement Plan below.

If Richard R. Wackenhut's employment is terminated due to his death, his estate will be entitled to the following: (1) his earned and unpaid base salary; and
(2) the special termination payment described above. If, more than 18 months after a change in control (as discussed below), Richard Wackenhut terminates his employment, he would be entitled to receive the benefits described in the previous paragraph regarding termination for good reason. A change in control for purposes of Richard R. Wackenhut's employment agreement generally includes the occurrence of any of the following: (1) any person, other than exempt persons (including Wackenhut's present controlling shareholder group, which is discussed below), becomes a beneficial owner of 30% or more of the combined voting power of Wackenhut's outstanding securities; (2) the approval by shareholders of a merger or consolidation, except a merger or consolidation where existing shareholders would own more than 80% of the combined voting power of Wackenhut's voting securities or of the voting securities of the surviving company; (3) the approval by Wackenhut's shareholders of a liquidation or the sale or disposition of all or substantially all of Wackenhut's assets; or (4) Wackenhut's present controlling shareholder group owns 30% or less of the Wackenhut's combined voting stock. A change in control will not be deemed to occur if Richard R. Wackenhut is part of the purchasing group that consummates a transaction causing a change in control. For the purposes of this paragraph, Wackenhut's present controlling shareholder group includes George R. Wackenhut, his spouse and lineal descendants, trusts formed for the benefit of such persons, and affiliates of such persons. The employment agreement provides that if any payment to Richard R. Wackenhut thereunder would be subject to federal excise taxes imposed on certain severance payments, Wackenhut will make an additional payment to him to cover any such taxes payable by him and the taxes on such gross-up payment.

We have entered into an agreement with Richard R. Wackenhut that provides that we will negotiate with each other in good faith to enter into a new employment agreement prior to the effective time of the merger, and that the new employment agreement will differ from his existing employment agreement in that it will provide (i) for a term that will expire on March 17, 2012; (ii) that Mr. Wackenhut will not compete with us or solicit our clients for a period of five years after the termination of his employment; (iii) that Mr. Wackenhut's title and duties will be as mutually agreed upon; (iv) that a reduction in the title and/or duties of Mr. Wackenhut will not constitute good reason for Mr. Wackenhut's resignation; and (v) that Mr. Wackenhut may engage in other activities that are not competitive with our business. If Wackenhut is unable to enter into a new agreement, Mr. Wackenhut's current agreement will remain in effect.

SEVERANCE AGREEMENTS

Wackenhut entered into severance agreements with Alan B. Bernstein, Philip L. Maslowe and certain other executive officers, effective as of March 17, 2000. These severance agreements were amended and restated on November 21, 2001. Under such amendments, the executives are entitled to a cash payment sufficient to fund an annuity in satisfaction of Wackenhut's obligations to the executive officers under the senior officer retirement/ deferred compensation agreements which are described below. The severance agreements provide that if a covered officer's employment ceases for any reason, including the voluntary resignation of the officer, during the 12 month period following a change in control (as defined above in the discussion of the employment agreement of Richard R. Wackenhut), he or she will be entitled to the following: (1) a lump sum payment equal to three times the sum of his or her annual salary at the time of the termination, or if greater, his or her annual salary in effect for the calendar year prior to the date of termination and the greater of the annual bonus he or she received during the preceding calendar year or the largest bonus he or she would have received if his or her termination had not occurred (assuming all targets were met, regardless of actual results); (2) the continuation of his or her employee benefits for three years, or at the election of the officer, an amount equal to the present value of the cost of providing such benefits; (3) immediate vesting of awards granted pursuant to Wackenhut's Key Employee Long-Term Incentive Stock Plan and other stock options or other interests in Wackenhut's securities, without regard to restrictions on restricted stock and performance targets with respect to performance units or shares; (4) all of Wackenhut's interest in any automobile used by the officer and the payment of the balance of any outstanding loan or lease on such automobile; (5) the dollar value of the sum of vacation time, had he or she remained employed, and accrued vacation time; and (6) an amount equal to the deferred compensation payoff amount in full satisfaction of Wackenhut's obligations under the senior officer retirement/deferred compensation agreements described below. The deferred compensation payoff amount is equal to the sum of (1) an amount which will be sufficient to allow the officer to purchase an annuity policy issued by a life insurance company which has the highest ratings from independent rating agencies (such as Standard & Poor's or A.M. Best), which will provide after-tax benefits in amounts which are at least equal to the after-tax benefits the officer would have otherwise received, plus (2) a gross-up payment for all applicable taxes relating to the deferred compensation payoff amount, excluding federal excise taxes which are discussed below, and the taxes on such gross-up payment. The severance agreements include a non-competition agreement for a period of 12 months after the termination of the officer's employment. The severance agreements provide that if any payment to the officer thereunder would be subject to federal excise taxes imposed on certain severance payments, Wackenhut will make an additional payment to him or her to cover any such taxes payable by him or her and the taxes on such gross-up payment.

If the employment of Alan B. Bernstein were terminated upon consummation of the merger, the amount of the payments to him referred to above, exclusive of the amounts relating to the payoff of his deferred compensation, would total $3,737,315, plus an excise tax gross-up payment of $1,470,314. The amounts payable to Alan B. Bernstein attributable to the payoff of his deferred compensation are set forth under the description of the Senior Officer Retirement Plan below.

If the employment of Philip L. Maslowe were terminated upon consummation of the merger, the amount of the payments to him, exclusive of the amounts relating to payoff of his deferred compensation, would total $2,422,415, plus an excise tax gross-up payment of $979,651. The amounts payable to Philip L. Maslowe attributable to the payoff of his deferred compensation are set forth under the description of the Senior Officer Retirement Plan below.

If the employment of our other executive officers were terminated upon the consummation of the merger, the amount of the payments to them, exclusive of the amounts relating to payoff of their deferred compensation, would total $3,705,349 in the aggregate, plus excise gross-up payments of $1,499,304 in the aggregate.

The exact amount of the foregoing payments depends on the date of the merger and the interest rates in effect at such time. The amounts set forth above assume an effective time of the merger in June 2002 and assume that the interest rates in effect as of March 2002 will still be in effect as of June 2002. The actual amounts may vary depending on the actual closing date and interest rates then in effect.

At the board meeting held on March 7, 2002, our board of directors authorized and approved the payment of a special bonus to Philip L. Maslowe in the amount of $500,000 in connection with his efforts related to the merger. This bonus is only to be paid upon consummation of the merger.

SENIOR OFFICER RETIREMENT PLAN

The retirement benefits for Wackenhut's senior officers are contained in senior officer retirement/deferred compensation agreements between Wackenhut and each of Richard R. Wackenhut, Alan B. Bernstein, Philip L. Maslowe, and certain other senior officers, referred to as the retirement agreements. The retirement agreements were amended on March 17, 2000 and November 27, 2001. All benefits to be provided under these retirement agreements are currently fully-vested. The retirement agreements provide that Wackenhut will pay certain sums to the senior officers or their beneficiaries for twenty five years (twenty years in the case of Richard R. Wackenhut) beginning on the date of their death or retirement, whichever occurs first, after age 60, or to their beneficiaries for twelve and one half years (ten years in the case of Richard R. Wackenhut) if they die before age 60. Upon a change in control (as defined above under the discussion of the employment agreement of Richard R. Wackenhut): (1) the age of 55 years, rather than 60, will be considered the retirement date; and (2) Wackenhut's senior officers will be entitled to receive the deferred compensation payoff amount, as described above under the Severance Agreements (or in the case of Richard R. Wackenhut, the employment agreement). With respect to Wackenhut's most highly-compensated executive officers, George R. Wackenhut is not a party to a retirement agreement, while Philip L. Maslowe, Richard R. Wackenhut and Alan B. Bernstein are parties to retirement agreements.

Richard R. Wackenhut's employment agreement provides that if he is terminated upon consummation of the merger, he will immediately receive a payoff in satisfaction of the payments under his retirement/deferred compensation agreement, without regard to the 55 -year age requirement discussed above. The amount of this payoff is $1,992,756 plus an excise tax gross-up payment of $299,236.

Alan B. Bernstein's severance agreement provides that if he is terminated upon consummation of the merger, he will immediately receive a payoff in satisfaction of the payments under his retirement/deferred compensation agreement, without regard to the 55 -year age requirement discussed above. The amount of this payoff is $4,209,176 plus an excise tax gross-up payment of $963,588.

Philip L. Maslowe's severance agreement provides that if he is terminated upon consummation of the merger, he will immediately receive a payoff in satisfaction of the payments under his retirement/deferred compensation agreement, without regard to the 55 -year age requirement discussed above. The amount of this payoff is $3,419,478 plus an excise tax gross-up payment of $817,553.

The severance agreements of our two other executive officers provide that if they are terminated upon consummation of the merger, they will immediately receive a payoff in satisfaction of the payments under their retirement/deferred compensation agreements, without regard to the 55-year age requirement discussed above. The amount of these payoffs is $6,818,956 in the aggregate plus excise tax gross-up payments of $1,878,901 in the aggregate.

The exact amount of the foregoing payments depends on the date of the merger and the interest rates in effect at such time. The amounts set forth above assume an effective time of the merger in June 2002, and assume that the interest rates in effect as of March 2002 will still be in effect as of June 2002. The actual amounts may vary depending on the actual closing date and interest rates then in effect.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Nominating and Compensation Committee of the Board of Directors for fiscal 2001 consisted of Paul X. Kelley, as Chairman, Benjamin R. Civiletti, as Vice Chairman, Nancy Reynolds, Carroll A. Campbell and Thomas P. Stafford. The Corporation anticipates that it may, from time to time, use the services of the law firm of Venable, Baetjer and Howard, of which Mr. Civiletti is a partner.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the number of shares of Series A common stock and Series B common stock that were beneficially owned as of April 24, 2002, by each of Wackenhut's directors, by each of Wackenhut's named executive officers, by all of Wackenhut's directors and executive officers as a group, and by each person or group who was known by us to beneficially own more than 5% of the outstanding Series A common stock and Series B common stock. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its, his or her shares.


                                                                             COMMON STOCK
                                                    ----------------------------------------------------------------
                                                               SERIES A                         SERIES B
                                                    -------------------------------- -------------------------------
                                                     SHARE AMOUNT &                   SHARE AMOUNT &
                                                        NATURE OF                       NATURE OF
                                                       BENEFICIAL       PERCENT OF      BENEFICIAL      PERCENT OF
BENEFICIAL OWNER(1)                                   OWNERSHIP(2)      CLASS (3)      OWNERSHIP(4)     CLASS (3)
--------------------------------------------------  ------------------ ------------- ----------------- -------------

DIRECTORS
Julius W. Becton                                               0            --             25,656           *
Alan B. Bernstein                                            500            *             281,444           2.41%
Carroll A. Campbell                                            0            --             21,000           *
Benjamin R. Civiletti                                          0            --             19,000           *
Ann Newman Foreman                                           200            *              25,550           *
Edward L. Hennessey, Jr.                                     200            *              25,862           *
Paul X. Kelley                                             1,000 (5)        *              27,937 (5)       *
Nancy Clark Reynolds                                       1,400            *              26,912           *
John F. Ruffle                                               500            *              20,000           *
Thomas P. Stafford                                             0            --             21,500           *
George R. Wackenhut                                    1,929,606 (6)       50.05%       2,481,506 (7)      21.09%
Richard R. Wackenhut                                          65 (8)        *             300,405 (8)       2.56%

NAMED EXECUTIVE OFFICER
Philip L. Maslowe                                              0            --            206,761           1.78%

ALL DIRECTORS & EXECUTIVE OFFICERS AS A GROUP          1,933,471           50.15%       3,815,783          29.19%

OTHER
Dimensional Fund Advisors, Inc.(9)                       262,300            6.80%           --              --
FMR Corporation(10)                                      239,850            6.22%           --              --
Heartland Advisors, Inc.(11)                               --               --            880,000           7.70%
Eagle Asset Management, Inc.(12)                           --               --            587,575           5.14%

--------------------

*      Beneficially owns less than 1%

(1) Unless stated otherwise, the address of the beneficial owners is 4200 Wackenhut Drive, #100, Palm Beach Gardens, Florida 33410.

(2) Information concerning beneficial ownership was furnished by the persons named in the table or derived from documents filed with the SEC. Except as otherwise indicated below, each person named in the table has sole voting and investment power with respect to the shares beneficially owned. Each person reported as the beneficial owner of stock owned of record by, or in joint tenancy with another person, has only shared voting and investment power over the stock.

(3) Assumes 3,855,582 shares of Series A common stock and 11,433,132 shares of Series B common stock issued and outstanding as of April 24, 2002.

(4) Includes 2,178,870 shares of Series B common Stock owned directly by the directors and executive officers and 1,636,913 shares of Series B common stock underlying stock options and represented by performance-based shares and shares of restricted stock held by the directors and executive officers that are immediately exercisable or exercisable within 60 days. Of the shares of Series B common stock underlying stock options and represented by performance-based shares and shares of restricted stock, 25,500 are held by Julius W. Becton, 267,788 are held by Alan B. Bernstein, 21,000 are held by Carroll A. Campbell, 19,000 are held by Benjamin R. Civiletti, 25,500 are held by Ann Newman Foreman, 25,500 are held by Edward L. Hennessey, Jr., 25,500 are held by Paul X. Kelley, 25,500 are held by Nancy Clark Reynolds, 19,000 are held by John F. Ruffle, 21,500 are held by Thomas P. Stafford, 334,375 are held by George
       R. Wackenhut, 289,500 are held by Richard R. Wackenhut 205,000 are held by Philip L. Maslowe, and 332,250 are held by other executive officers.

(5)    All of these shares are held by Mr. Kelly jointly with his wife.

(6) George R. Wackenhut and Ruth J. Wackenhut, his wife and the Secretary of Wackenhut, individually and through trusts over which they have sole dispositive and voting power, control 50.05% of the issued and outstanding Series A common stock.

(7) Includes (i) 65 shares of Series A common stock and 137 shares of Series B common stock held in trust for the daughter of Richard R. Wackenhut, Jennifer A. Wackenhut, under the Florida Gifts to Minors Act, and (ii) 10,768 shares of Series B common stock held directly by Richard R. Wackenhut.

(8) Includes 2,147,131 shares held in trusts for the benefit of George R. Wackenhut and certain family members including Richard R. Wackenhut.

(9) The principal business address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 1st Floor, Santa Monica, CA 90401.

(10) Persons filing: FMR Corporation, Edward C. Johnson, III and Abigail P. Johnson, all with principal business addresses of 85 Devonshire Street, Boston, MA 02109.

(11) Persons filing: Heartland Advisors, Inc. and William J. Nasgovitz, both with principal business addresses of 789 North Water Street, Milwaukee, WI 53202.

(12) The principal business address of Eagle Asset Management, Inc. is 880 Carillon Pkwy, St. Petersburg, FL 33716.

CHANGES IN CONTROL

On March 8, 2002, Wackenhut entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Group 4 Falck A/S, a corporation organized under the laws of Denmark ("Group 4 Falck"), and Milestone Acquisition Corporation, a Florida corporation and a wholly-owned subsidiary of Group 4 Falck ("Merger Sub"). Pursuant to the Merger Agreement, Group 4 Falck will acquire all of the issued and outstanding capital stock of Wackenhut through the merger (the "Merger") of Merger Sub with and into Wackenhut. The Merger, which is expected to close by mid-year of 2002, is subject to the approval of Wackenhut's shareholders, as well as certain other closing conditions.

Pursuant to the Merger Agreement, George R. Wackenhut and certain members of his family and affiliated entities have entered into an agreement (the "Voting Agreement") whereby they agree to vote in favor of the approval and adoption of the Merger Agreement and the approval of the Merger. As part of the Voting Agreement, these parties have delivered an irrevocable proxy to Group 4 Falck to vote their shares in favor of the approval and adoption of the Merger Agreement and the approval of the Merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SERVICES AGREEMENT WITH WACKENHUT CORRECTIONS CORPORATION

The Corporation and its consolidated subsidiary, Wackenhut Corrections Corporation ("WCC"), entered into a services agreement (the "Services Agreement") on December 20, 1995, which became effective January 1, 1996, pursuant to which the Corporation agreed to continue to provide certain of these services to WCC. This agreement is being renewed on a year-to-year basis.

In accordance with the terms of the Services Agreement, WCC paid the Corporation a fixed annual fee for services (the "Annual Services Fee") equal to $2,944,000 in fiscal 1999, $3,468,000 in fiscal 2000 and $2,831,000 in fiscal 2001.
Management of the Corporation believes that the Annual Services Fees for services that will be or may be provided under the Services Agreement are, or will be, on terms no less favorable to the Corporation and WCC than could be obtained from unaffiliated third parties. If WCC determines that it can obtain any of the services to which the Annual Services Fees relate at a cost less than that specified in the Services Agreement, WCC may obtain such services from another party and terminate the provision of such services by the Corporation with a corresponding reduction in the Annual Services Fee.

Under the Services Agreement, the services to be provided by the Corporation to WCC for the Annual Services Fee include the following:

   FINANCIAL, ACCOUNTING, TAX AND GOVERNMENT CONTRACT MANAGEMENT SERVICES. Under the Services Agreement, the Corporation provides WCC with (i) treasury operations, (ii) support in the processing of accounts payable, tax returns and payroll, (iii) conducting periodic internal field audits, and (iv) purchasing assistance on an as needed basis.

   HUMAN RESOURCES SERVICES. Under the Services Agreement, the Corporation provides WCC assistance in the identification and selection of employees and compliance by WCC with various equal employment opportunity and other employment related requirements. The Corporation also assists WCC in implementing and administering employee benefit plans which comply with applicable laws and regulations.

   INFORMATION TECHNOLOGY. Under the Services Agreement, the Corporation provides WCC with (i) training services, (ii) application development, (iii) telephone support for application users, (iv) configuration and development of personal computer support, (v) updates of application systems, (vi) design and execution of disaster recovery plans and (vii) telecommunications infrastructure and support.

Any services provided by the Corporation to WCC beyond the services covered by the Annual Services Fees are billed to WCC at cost or on a cost plus basis as described in the Services Agreement or such other basis as WCC and the Corporation agree.

The Services Agreement formerly contained certain provisions governing competition between WCC and the Corporation. On March 21, 2002, the Services Agreement was amended to eliminate these provisions.

The following table sets forth certain amounts billed to WCC during fiscal 1999, fiscal 2000, and fiscal 2001, for services not covered by the Annual Services Fee paid under the Services Agreement.

                                                    FISCAL 1999         FISCAL 2000            FISCAL 2001
                                                    -----------         -----------            -----------
     Casualty Insurance Premiums (1)                $9,454,000         $13,588,000            $21,952,000
     Interest Charges (Income) (2)                    (492,000)             65,000                 49,000
     Office Rental (3)                                 286,000             315,000                286,000
                                             ------------------   -----------------      -----------------
     TOTAL                                          $9,248,000         $13,968,000            $22,287,000
                                             ==================   =================      =================

(1) Casualty insurance premiums relate to workers' compensation, general liability and automobile insurance coverage obtained through the Corporation's Insurance Program. Substantially, all of the casualty insurance premiums represented premiums paid to a captive reinsurance company that is wholly owned by the Corporation. Under the terms of the Services Agreement, WCC also has the option to continue to participate in certain other insurance policies maintained by the Corporation for which WCC reimburses the Corporation for direct and indirect costs associated in providing such services.

(2) WCC is charged interest on intercompany indebtedness and charges interest on intercompany loans at rates that reflect WCC's average interest costs on long-term debt, exclusive of mortgage financing.

(3) Effective February 15, 1996, WCC entered into a 15-year agreement with the Corporation providing for the rental of approximately 14,672 square feet of office space at its corporate headquarters in Palm Beach Gardens, Florida, on terms which the Corporation believes to be no less favorable to the Corporation than could have been obtained from unaffiliated third parties. The Corporation also provides building services such as mailroom, reception and security as a component of the Services Agreement.

Management of the Corporation believes that the services provided for the Annual Services Fees and the other services that will or may be provided under the Services Agreement are, or will be, on terms no less favorable to the Corporation and WCC than could have been obtained from unaffiliated third parties.

AGREEMENT AMONG WACKENHUT, WCC AND GROUP 4 FALCK

As disclosed above, on March 8, 2002, the Corporation entered into a Merger Agreement with Group 4 Falck and Milestone Acquisition Corporation. Pursuant to the Merger Agreement, Group 4 Falck will acquire all of the issued and outstanding capital stock of the Corporation through the Merger of Milestone Acquisition Corporation with and into the Corporation. The Merger, which is expected to close by mid-year of 2002, is subject to the approval of the Corporation's shareholders, as well as certain other closing conditions.

In connection with the Merger, WCC, the Corporation and Group 4 Falck entered into an agreement, dated March 8, 2002, that will govern certain aspects of their relationship following the consummation of the Merger (the "WCC Agreement"). The WCC Agreement provides, among other things, that (1) for a period of three years following the Merger, the board of directors of WCC will consist of nine members, five will be independent directors; two will be WCC officers; and two will be Group 4 Falck representatives, (2) during the one year period following the Merger, the Nominating and Compensation Committee of the WCC board of directors will consist of three members; two will be independent directors; and one will be a director nominated by Group 4 Falck, and (3) until such time as Group 4 Falck directly or indirectly owns less than 49% of WCC's outstanding common stock, (i) neither Group 4 Falck nor the Corporation will engage in the business of managing or operating prison, detention facility or mental health facility management businesses anywhere in the United States, and
(ii) representatives of Group 4 Falck and the Corporation who serve on WCC's board of directors will not have access to certain proprietary, confidential information of WCC, its subsidiaries or affiliates. The WCC Agreement also requires that any purchases of WCC common stock by either the Corporation or Group 4 Falck during the three year period following the Merger be made only at a price approved by a majority of the independent directors of WCC.

OTHER RELATIONSHIPS AND TRANSACTIONS

The Corporation has a joint life policy on George R. Wackenhut and Ruth J. Wackenhut in the amount of $800,000. The cost of the policy is $16,543 per year and substantially all of the premium is paid by the Corporation. In this connection, an agreement provides that $760,000 of the proceeds from the policy will be paid to the Corporation as reimbursement of the costs.

From time to time, the Corporation has guaranteed certain obligations of WCC and its affiliates. These guarantees remained in place following WCC's IPO and may be called upon should there be a default with respect to such obligations.

The Corporation anticipates that it may, from time to time, use the services of the law firm of Venable, Baetjer and Howard, of which Mr. Benjamin R. Civiletti, a Director of the Corporation, is a partner. George R. Wackenhut, Chairman of the Board of the Corporation, also serves as Chairman of the Board of WCC and, together with his wife, Ruth J. Wackenhut, through trusts over which they have sole dispositive and voting power, control approximately 50.05% of the issued and outstanding voting common stock of the Corporation. Richard R. Wackenhut, Vice Chairman, President and Chief Executive Officer of the Corporation, is also a Director of WCC. He is the son of George R. and Ruth J. Wackenhut.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     3.  Exhibits.

     The following exhibit is filed as part of this Form 10-K/A:

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

2.1 Agreement and Plan of Merger, dated March 8, 2002, by and among The Wackenhut Corporation, Group 4 Falck A/S and Milestone Acquisition Corporation (incorporated by reference to Wackenhut's Form 8-K, dated March 8, 2002)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      THE WACKENHUT CORPORATION

                      By: /s/ Philip L. Maslowe           Date: April 29, 2002
                         -------------------------------
                              Philip L. Maslowe
                         EXECUTIVE VICE PRESIDENT AND
                            CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                                             TITLE                                  DATE
            ---------                                             -----                                  ----

     /s/ Richard R. Wackenhut            Vice Chairman of the Board, President and Chief            April 29, 2002
---------------------------------        Executive Officer (principal executive officer)
       Richard R. Wackenhut


      /s/ Philip L. Maslowe              Executive Vice President and Chief Financial Officer       April 29, 2002
---------------------------------
        Philip L. Maslowe


        /s/ Juan D. Miyar                Vice President and Corporate Controller                    April 29, 2002
---------------------------------        (principal accounting officer)
          Juan D. Miyar


      /s/ Alan B. Bernstein              Director                                                   April 29, 2002
---------------------------------
        Alan B. Bernstein


                *                        Director                                                   April 29, 2002
---------------------------------
      Julius W. Becton, Jr.


                *                        Director                                                   April 29, 2002
---------------------------------
       Carroll A. Campbell


                *                        Director                                                   April 29, 2002
---------------------------------
      Benjamin R. Civiletti


                *                        Director                                                   April 29, 2002
---------------------------------
         Anne N. Foreman


                *                        Director                                                   April 29, 2002
---------------------------------
     Edward L. Hennessy, Jr.


                *                        Director                                                   April 29, 2002
---------------------------------
          Paul X. Kelley


                *                        Director                                                   April 29, 2002
---------------------------------
       Nancy Clark Reynolds


                *                        Director                                                   April 29, 2002
---------------------------------
          John F. Ruffle



            SIGNATURE                                             TITLE                                  DATE
            ---------                                             -----                                  ----


                *                        Director                                                   April 29, 2002
---------------------------------
        Thomas P. Stafford

                *                        Director                                                   April 29, 2002
---------------------------------
       George R. Wackenhut

*By:  /S/ PHILIP L. MASLOWE
      ---------------------
        Philip L. Maslowe,
       as Attorney-In-Fact

